Form 10-Q
period 1996-06-30
ASSOCIATED TECHNOLOGIES
filed 1996-07-24
CIK 894565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from to

Commission File Number              33-55254-45


                             ASSOCIATED TECHNOLOGIES
             (Exact name of registrant as specified in its charter)

            NEVADA                                         87-0485306
(State or other jurisdiction of incorporation      (IRS Employer Identification
         or organization)                               Number)

1204 THIRD AVENUE, SUITE 172
NEW YORK, NY                                              10021
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code           (212) 988-0394
                                                  -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


             Class                     Outstanding as of July 1, 1996
- -----------------------------      ----------------------------------
     CLASS A COMMON STOCK                      1,430,000 shares
      Par Value $0.001

                         PART I - FINANCIAL INFORMATION
- -------------------------------------------------------------------------------

                          Item 1. Financial Statements
- -------------------------------------------------------------------------------


Financial Statements                                                      Page

Consolidated Balance Sheets as at December 31, 1995 and
     June 30, 1996                                                         F-1

Consolidated Statements of Operations for the quarter ending
     June 30, 1996                                                         F-2

Consolidated Statement of Shareholders' Equity for the period
     from August 9, 1990 to June 30, 1996                                  F-3

Consolidated Statements of Cash Flows for the quarter ending
     June 30, 1996                                                         F-4

Selected Notes to Consolidated Financial Statements                        F-5

- -------------------------------------------------------------------------------

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
- -------------------------------------------------------------------------------


Results of Operations

During the quarter ended June 30, 1996, the Company acquired all of the issued and outstanding capital of Ogenic Technologies Pty Limited, an Australian based operating company. Ogenic was acquired towards the end of June, following the completion of a creditor protection administration, the Australian equivalent of a Chapter XI reorganization, controlled by accountants Ernst & Young. The reorganization was funded and promoted by Chancellor Group, Inc. with First Sydney Capital Limited.

The necessity to seek creditor protection was not caused by any weakness in the underlying operations of the business, but through personal embezzlement by former directors of the Company. Ogenic was awarded judgement against the directors in all 10 pleas sought. No benefit for Ogenic arising from the actions has yet been brought to account.

As there was no operating business in the Company prior to the acquisition of Ogenic at the end of June, the results for the quarter and six months to June 30 do not reflect the activities of the Company. Operating results for the quarter ended June 30, 1996 are not necessarily indicative of the results that can be expected for the year ending December 31, 1996. Results also reflect certain on-off transactions in connection with the establishment of a Research & Development syndication which would not be expected to recur.

Deposits received by Ogenic at the end of June point to the recommencement of operations during the September quarter.

Liquidity and Capital Resources

The Balance Sheet as at June 30 reflects the assets and liabilities following the acquisition of Ogenic. Current Liabilities are $3.067 million and exceed Current Assets of $1.548 million. The main item of Current Liabilities comprises Loans Payable to Related Parties of $948,793 which will be converted to equity by the exercise of options granted to First Sydney Capital and Chancellor Group, Inc., or their nominees, at $5.00 per share.

Most of the balance of the Current Liabilities includes an amount of $1,013,247 being Deferred Income. This amount represents funding received pursuant to a Research & Development syndication entered into on June 29, 1996 for the development of a Virtual Interactive Radio Station. This contract sum will be drawn by way of reimbursement for R&D expenditures incurred in strict accordance with the scheduled timetable for the research program, and is offset by a corresponding deposit in Current Assets.

Also included in Current Liabilities is a Secured Bank Loan for $657,307, secured by Property. The subject property has been sold since the end of the quarter for an amount of $711,000, resulting in a $35,000 book profit, and more than covering book debts.

The Non Current Liability of $3.872 million described as Deferred Income is also related to the R&D program, and refers to the sale of the core technology to the R & D Syndicate. At the end of the commercialization period of up to seven (7) years, the syndicate may continue with or return the developed product to the Company at a price. If the syndicate retains the product, the Deferred Income will be realized as a sale, while if the project is sold back to the Company, the Deferred Liability will be offset against the security deposit which appears in the balance sheet as the Non Current Asset, Receivables for $3.565 million.

Ongoing funding of the Company's operations will be by means of the R & D program and a stand by credit facility of $1.2 million provided by First Sydney Capital which has been drawn to $720,000. This amount is sufficient to cover the Company's budgeted operations.

Impact of Inflation

The Company believes that its activities are not materially affected by inflation.

Foreign Currency Exposure

Income from Ogenic Technology Pty Limited, the Company's operating subsidiary, will be in the form of Cash received from customers for sales of products, services, and technology, and the reimbursement of funds expended on Research & Development. In the main, contracts are negotiated in Australian Dollars, with liabilities incurred in Australian Dollars.

Exchange Rate

The Exchange Rate at June 30, 1996 was: $US1.00 = $AU1.27

                           PART II - OTHER INFORMATION
- -------------------------------------------------------------------------------

                    Item 6. Exhibits and Reports on Form 8-K
- -------------------------------------------------------------------------------


(a)  The following exhibits are included in this filing:

     Acquisition / Exchange Agreement                                  Page E-1
     Financial Data Schedule

(b)  Reports on Form 8-K - Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED TECHNOLOGIES



By:     s/ Neil Alan Green
       Neil Alan Green, President

Dated:     July 23, 1996

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                                 6/30/96
                                                                                     (Unaudited)            12/31/95
CURRENT ASSETS
     Cash                                                                         $         204,353     $             -0-
     Accounts receivable                                                                  1,021,791                   -0-
     Inventories                                                                            309,678                   -0-
     Loan receivable                                                                         12,975                   -0-
                                                                                  -----------------     -----------------
                                                          TOTAL CURRENT ASSETS            1,548,797                   -0-

PROPERTY, PLANT, AND EQUIPMENT
     Buildings                                                                              504,566                   -0-
     Equipment                                                                              470,477                   -0-
     Land                                                                                   395,000                   -0-
     Accumulated depreciation and amortization                                             (616,928)                  -0-
                                                                                  -----------------     -----------------
                                            NET PROPERTY, PLANT, AND EQUIPMENT              753,115                   -0-

OTHER ASSETS
     Receivables                                                                          3,564,984                   -0-
     Licensed technology                                                                  3,406,078                   -0-
     Loans - related parties                                                                387,472                   -0-
                                                                                  -----------------     -----------------
                                                                                          7,358,534                   -0-

                                                                                  $       9,660,446     $             -0-
                                                                                  =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                             $           1,764     $             -0-
     Loans payable - related parties                                                        948,793                   -0-
     Loans payable                                                                          748,157                   -0-
     Accrued expenses                                                                       271,840                   -0-
     Deposits                                                                                83,911                   -0-
     Deferred income                                                                      1,013,247                   -0-
                                                                                  -----------------     -----------------
                                                     TOTAL CURRENT LIABILITIES            3,067,712                   -0-

LONG-TERM LIABILITIES
     Deferred income                                                                      3,872,508                   -0-
                                                                                          3,872,508                   -0-
                                                             TOTAL LIABILITIES            6,940,220                   -0-

SHAREHOLDERS' EQUITY Common stock par value $.001:
         25,000,000 shares authorized; 1,430,000 shares issued
         (1,000,000 at 12/31/95)                                                              1,430                 1,000
     Additional paid-in capital                                                          10,392,065                   -0-
     (Deficit) accumulated during development stage                                      (7,673,269)               (1,000)
                                                                                  -----------------     -----------------

                                                    TOTAL SHAREHOLDERS' EQUITY            2,720,226                   -0-
                                                                                  -----------------     -----------------
                                                                                  $       9,660,446     $             -0-
                                                                                  =================     =================


See Selected Notes to Consolidated Financial Statements.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                              Period from
                                                                                                             8/9/90 (date
                                                    Three Months Ended              Six Months Ended         of inception)
                                                  6/30/96         6/30/95        6/30/96        6/30/95       to 6/30/96

Income                                         $         -0-  $         -0-  $         -0-   $         -0-  $         -0-

General and administrative expenses                  460,000            -0-        460,000             -0-        461,000
                                               -------------  -------------  -------------   -------------  -------------
                                                     460,000            -0-        460,000             -0-        461,000
                                               -------------  -------------  -------------   -------------  -------------

INCOME (LOSS) BEFORE
     INCOME TAXES                                   (460,000)           -0-       (460,000)            -0-       (461,000)

PROVISION FOR INCOME TAXES                               -0-            -0-            -0-             -0-            -0-
                                               -------------  -------------  -------------   -------------  -------------
                         NET INCOME (LOSS)     $    (460,000) $         -0-  $    (460,000)  $         -0-  $    (461,000)
                                               =============  =============  =============   =============  =============

INCOME (LOSS) PER COMMON SHARE
     Net income (loss)  per weighted
       average common share
       outstanding                             $        (.45) $         .00  $        (.45)  $         .00
                                               =============  =============  =============   =============

     Weighted average number of
       common shares outstanding                   1,029,011      1,000,000      1,022,838       1,000,000
                                               =============  =============  =============   =============


See Selected Notes to Consolidated Financial Statements.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         Period from August 9, 1990 (Date of Inception) to June 30, 1996
                                   (UNAUDITED)

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                        Additional           During
                                                         Common          Stock            Paid-in          Development
                                                         Shares         Amount            Capital             Stage
Balances at 8/9/90 (Date of Inception)                         -0-   $         -0-  $             -0-   $             -0-
     Issuance of common stock (restricted) at
       $.001 per share at 8/9/90                         1,000,000           1,000                                    -0-
Net loss for period                                                                                                (1,000)
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/90                                     1,000,000           1,000                -0-              (1,000)
Net income for year                                                                                                   -0-
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/91                                     1,000,000           1,000                -0-              (1,000)
Net income for year                                                                                                   -0-
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/92                                     1,000,000           1,000                -0-              (1,000)
Net income for year                                                                                                   -0-
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/93                                     1,000,000           1,000                -0-              (1,000)
Net income for year                                                                                                   -0-
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/94                                     1,000,000           1,000                -0-              (1,000)
Net income for year                                                                                                   -0-
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/95                                     1,000,000           1,000                -0-              (1,000)
     Issuance of common stock (restricted) at
       $5.00 per share for cash at 1/10/96                  20,000              20             99,980

     Issuance of common stock (Regulation S) at
       $42.58 per share to acquire subsidiary at
       6/28/96 (Value based on assets received)             80,000              80          6,811,926          (7,212,269)

     Issuance of common stock (restricted) at
       $30.20 per share to retire subsidiary's
       debt at 6/28/96                                     100,000             100          3,020,389

     Issuance of common stock (restricted) at
       $2.00 per share for expenses at 6/28/96             230,000             230            459,770

Net loss for period                                                                                              (460,000)
                                                     -------------   -------------  -----------------   -----------------
Balances at 6/30/96                                      1,430,000   $       1,430  $      10,392,065   $      (7,673,269)
                                                     =============   =============  =================   =================


See Selected Notes to Consolidated Financial Statements.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                              Period from
                                                                                                             8/9/90 (date
                                                    Three Months Ended              Six Months Ended         of inception)
                                                  6/30/96         6/30/95        6/30/96        6/30/95       to 6/30/96

CASH FLOWS FROM OPERATING
   ACTIVITIES
     Net loss                                  $    (460,000) $         -0-  $        (230)  $         -0-  $      (1,230)
     Adjustments to reconcile net (loss)
       to net cash required by operating
       activities:
         Stock issued for expenses                   460,000            -0-            230             -0-            230
                                               -------------  -------------  -------------   -------------  -------------
                                                     460,000            -0-            230             -0-            230
                                               -------------  -------------  -------------   -------------  -------------

                      NET CASH REQUIRED BY
                      OPERATING ACTIVITIES               -0-            -0-            -0-             -0-         (1,000)

CASH FLOWS FROM INVESTING
   ACTIVITIES
     Cash acquired from subsidiaries                 104,353            -0-        104,353             -0-        104,353
                                               -------------  -------------  -------------   -------------  -------------

                      NET CASH PROVIDED BY
                      INVESTING ACTIVITIES           104,353            -0-        104,353             -0-        104,353

CASH FLOWS FROM FINANCING
   ACTIVITIES
     Stock sold                                          -0-            -0-        100,000             -0-        101,000
                                               -------------  -------------  -------------   -------------  -------------

                     NET CASH PROVIDED BY
                      FINANCING ACTIVITIES               -0-            -0-        100,000             -0-        101,000
                                               -------------  -------------  -------------   -------------  -------------


                      NET INCREASE IN CASH           104,353            -0-        204,353             -0-        204,353

CASH AT BEGINNING OF PERIOD                          100,000            -0-            -0-             -0-            -0-
                                               -------------  -------------  -------------   -------------  -------------

                     CASH AT END OF PERIOD     $     204,353  $         -0-  $     204,353   $         -0-  $     204,353
                                               =============  =============  =============   =============  =============


SUPPLEMENTAL  FINANCING  ACTIVITIES
     During the period ended June 30, 1996, the Company issued 80,000 shares of Regulation S common stock to acquire a subsidiary with net assets of $2,620,226 at market value. The Company also issued 100,000 shares of its restricted common stock to retire a debt owed by its subsidiary in the amount of $3,020,489.



See Selected Notes to Consolidated Financial Statements.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements as of June 30, 1996 include the accounts of the Company and its wholly-owned subsidiary Ogenic Technologies Pty Ltd ("Ogenic") and Ogenic's 95% owned inactive subsidiary Ogenic Industries Pty Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting  Methods
The Company recognizes income and expenses based on the accrual method of accounting.

Cash and Cash Equivalents
All short term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents primarily include cash on hand and amounts on deposit with financial institutions.

Dividend Policy
The Company has not yet adopted any policy regarding payment of dividends.

Income Taxes
The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. Since the Company has not yet realized income as of the date of this report, no provision for income taxes has been made.

In February 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which supersedes substantially all existing authoritative literature for accounting for income taxes and requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable. At June 30, 1996 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $1,000 which will expire December 31, 2006.

Trading Securities
The Company has adopted the reporting requirements of Statement of Financial Accounting Standards No. 115 whereby trading securities are reported at market value.

Foreign Currency Translation
Assets and liabilities denominated in foreign currencies are translated to US dollars at the exchange rate at the balance sheet date. Income statement items are translated at an average currency exchange rate. The resulting translation adjustment is recorded as a separate component of stockholders' equity.

NOTE 2:           DEVELOPMENT STAGE COMPANY

The Company was incorporated under laws of the State of Nevada on August 9, 1990 and has been in the developmental stage since incorporation. The Company intends to operate in the industries of manufacturing electronic broadcasting equipment and precision sheet metal products through its subsidiary Ogenic Technologies Pty Ltd, an Australian company.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                  June 30, 1996



NOTE 3:           CAPITALIZATION

On the date of incorporation, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $1,000 cash for average consideration of $.001 per share. On January 10, 1996, the Company sold 20,000 shares of its common stock for $100,000 cash for an average consideration of $5.00 per share. The Company's authorized stock includes 25,000,000 shares of common stock at $.001 par value.

NOTE 4:           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

NOTE 5:           RELATED PARTY TRANSACTIONS

The Company has property in Perth, Australia and also utilizes space on a rent-free basis in the Sydney and New York offices of its principal shareholder, Chancellor Australia Pty Ltd. This arrangement is expected to continue. The Company has no agreements with respect to the maintenance or future acquisition of office facilities.

NOTE 6:           LICENSED TECHNOLOGY

The Company has recorded an asset in the amount of $3,406,078 in connection with the acquisition of Ogenic Technologies Pty Ltd. Management believes the value represents a fair value for the technology and is less than the future amount of revenue which is expected to be received from the sales of the technology and products developed by the technology. Management believes the technology will benefit future periods and is properly capitalized.

NOTE 7:           ACQUISITION OF SUBSIDIARY

On June 28, 1996 the Company issued 80,000 shares of its Regulation S common stock to acquire 100% of the outstanding stock of Ogenic Technologies Pty Ltd., in a transaction accounted for under the purchase method of accounting.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                  June 30, 1996



NOTE 8:           RESEARCH AND DEVELOPMENT

On June 29, 1996, a Research and Development syndicate was entered into by Ogenic with a joint venture whose participants are Elderberry Holdings Pty Limited (90%) and CGI Syndicated Investment Pty Limited (10%).

The Joint Venture purchased a Head License of the core technology for the Virtual Interactive Radio Station for an amount of $3,150,840 and entered into a research agreement for a contract sum of $1,734,840 over two (2) years.

Pending the satisfaction of certain conditions subsequent, the contract sum is to be paid in advance in strict accordance with the scheduled timetable for the research program unless otherwise agreed by the parties.

The Company is required to provide security to Elderberry Holdings Pty Ltd by way of a deposit account with First Sydney Securities or alternative acceptable security.

The Company has also entered into a put option agreement which gives the shareholders of Elderberry Holdings Pty Ltd the right to put their shares back to the Company at a price of $5,890,500 at the end of seven (7) years.

A marketing agreement has been entered into between the Company and the joint venture giving the Company an exclusive first right to negotiate a license for the commercial exploitation of new technology upon its successful development subject only to the negotiation of a royalty rate.

At the end of the commercialization period (7 years), the joint venture will decide whether to extend its participation and Elderberry Holdings Pty Ltd will determine whether to exercise its put option. Subsequent to the put option being exercised, the Company will subscribe for ordinary shares in Elderberry Holdings Pty Ltd and the proceeds from the subscription will be applied to the repayment of Elderberry's outstanding syndicate loan.

The agreement provides for certain events to trigger an exercise of the Put Option at dates other than the end of the commercialization period or at a price other than specified in the Put Option. These include the payment of royalties under the Marketing Agreement, events of default and the cancellation of the R & D program.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                                           Year            Six Months
                                                                                           ended              ended
                                                                                         6/30/95*            6/30/96

Operating Revenue                                                                   $       2,701,108   $         625,439

Cost of Sales                                                                               4,046,936             720,124
                                                                                    -----------------   -----------------

                                                               GROSS PROFIT (LOSS)         (1,345,828)            (94,685)

General and Administrative expenses                                                           341,429             685,613
                                                                                    -----------------   -----------------

Loss before other items                                                                    (1,687,257)           (780,298)

Other Items:
   Bad debt - subsidiary and write off investment                                            (519,970)            (23,700)
   Loss on disposal of fixed assets                                                          (178,043)                -0-
   Decline in value of land and buildings                                                    (252,826)                -0-
   Research and design costs                                                               (1,188,994)           (238,202)
   Bankruptcy expenses                                                                            -0-            (112,222)
   Debt forgiveness                                                                               -0-             589,252
                                                                                    -----------------   -----------------

                                                                                           (2,139,833)           (215,128)
                                                                                    -----------------   -----------------

                                                 INCOME (LOSS) BEFORE INCOME TAXES         (3,827,090)           (995,426)

PROVISION FOR INCOME TAXES                                                                        -0-                 -0-
                                                                                    -----------------   -----------------
                                                                 NET INCOME (LOSS)  $      (3,827,090)  $        (995,426)
                                                                                    =================   =================

INCOME (LOSS) PER COMMON SHARE
   Net income (loss) per weighted average common share
     outstanding - ordinary                                                         $           (1.56)  $            (.71)

   Net loss per weighted average common share
     outstanding - other                                                                        (1.98)               (.19)
                                                                                    -----------------   -----------------

   Net income (loss) per weighted average common share
     outstanding                                                                    $           (3.54)  $            (.90)
                                                                                    =================   =================

Weighted average number of common shares outstanding                                        1,080,000           1,102,838
                                                                                    =================   =================


     * It is not practicable at this time to present a 12 month statement of operations as of 12/31/95 because Ogenic has a June fiscal year end. This period reflects the operations of Ogenic, as the Company had no operations during that period.

ACQUISITION / EXCHANGE AGREEMENT

THIS ACQUISITION / EXCHANGE AGREEMENT (this "Agreement"), is entered into this 28th day of June,1996.

BETWEEN:

ASSOCIATED TECHNOLOGIES, a Nevada corporation of 1204 Third Avenue, Suite 172, New York NY 10021 USA ("Associated");

AND:

BELEGGINGSMAATSCHAPPIJ   GROEIGARANT   A.V.V.,   (the   shareholder   of  OGENIC
TECHNOLOGIES PTY LIMITED) a corporation incorporated in Aruba, of Dominicanessen straat 22, Oranjestad, Aruba ("Exchangor")

                                    Premises

A. Associated is a corporation existing under the laws of the state of Nevada, having been incorporated on August 9, 1990.

B. Ogenic Technologies Pty Limited is a corporation existing under the laws of Australia having been incorporated on October 7, 1975 ("OTP").

C. BELEGGINGSMAATSCHAPPIJ GROEIGARANTA.V.V., the shareholder of OTP owns the entire issued and paid up capital of OTP.

D. The parties have negotiated a transaction whereby all of the shares of OTP owned by Exchangor will be exchanged for similar shares of common stock of Associated based on the terms and conditions of this Agreement.

E. The parties have reached agreement as to the business terms of the transaction and desire to set forth in this Agreement the details thereof.

                                    Agreement

NOW, THEREFORE, on the stated premises, which are incorporated herein by reference, and for and in consideration of the mutual covenants and agreements hereinafter set forth, the mutual benefits to the parties to be derived herefrom, and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, it is hereby agreed as follows:

                                    ARTICLE 1
                              Acquisition/Exchange

Section 1.01          The Acquisition/Exchange.

At Closing, as herein defined, and subject to all the terms, covenants, and conditions set forth in this Agreement, Associated hereby agrees to issue and deliver to Exchangor a certificate or certificates representing 80,000 shares of Associated Exchanged Stock, and Exchangor agrees to assign, transfer, and deliver to Associated, free and clear of any and all liens, pledges, encumbrances, charges, restrictions, or claims of any kind, nature, or description, certificates representing shares of the issued and outstanding capital stock of OTP held by Exchangor, constituting 100% of the issued and outstanding voting capital stock of OTP prior to the Closing, so that 8,383,727 shares of OTP shall be exchanged for 80,000 shares of Associated Exchanged Stock, as herein defined.

Section 1.02          Adjustments to Exchange Ratio.

For all relevant purposes of the Acquisition/Exchange of OTP Stock, the number of shares of Associated Exchanged Stock to be issued and delivered pursuant to this Agreement shall be approximately adjusted to take into account any issue of Associated Exchanged Stock which may occur between the date of the execution of this Agreement and the date of delivery of such shares.

Section 1.03          Closing.

The closing ("Closing") of the transactions contemplated by this Agreement shall be on a date and at such time and place as the parties may agree ("Closing Date"), within the thirty (30) day period commencing with the last to occur of the following;

     (a) The final date prescribed by any state or federal regulatory agency pursuant to any state or federal law, rule, or regulation prior to which the transactions may not be effectuated; and

     (b)  The satisfaction of all other conditions precedent to Closing.

Section 1.04          Closing Events

     (a)  Associated  Deliveries.   Subject  to  fulfilment  or  waiver  of  the
          conditions set forth in Article VI, Associated shall deliver to Exchangor at Closing all the following:

          (i) Certificate of good standing from the appropriate authorities, issued as of a date within sixty days prior to the Closing Date, certifying that Associated is in good standing as a corporation in the state of Nevada;

          (ii) Incumbency and specimen signature certificates dated the Closing Date with respect to the officers of Associated executing this Agreement and any other document delivered pursuant hereto on behalf of Associated;

          (iii)Copies of the resolutions of Associated's board of directors authorising the execution and performance of this Agreement and the contemplated transactions, certified by the respective secretary or an assistant secretary of Associated as of the Closing Date;

          (iv) The certificate contemplated by Section 5.01, duly executed by a duly authorised officer of Associated;

          (v) The certificate contemplated by Section 5.02, dated the Closing Date, signed by the chief executive officer and principal accounting and financial officer of Associated; and in addition to the above deliveries, Associated shall take all steps and actions as Exchangor may reasonably request or as may otherwise be necessary to consummate the transactions contemplated hereby.

     (b) Exchangor's Deliveries. Subject to fulfilment or waiver of the conditions set forth in Article V, Exchangor shall deliver to Associated at Closing the certificate contemplated by Section 6-02, executed by a duly authorised officer of OTP.

In addition to the above deliveries, Exchangor shall take all steps and actions as Associated may reasonably request or as may otherwise be necessary to consummate the transactions contemplated hereby.

Section 1.05          Termination

     (a) his Agreement may be terminated by the board of directors of either Associated or Exchangor at any time prior to the Effective Date if:

          (i) There shall be any actual or threatened action or proceeding before any court or any governmental body which shall seek to restrain, prohibit, or invalidate the transactions contemplated by this Agreement and which, in the judgement of such board of directors, made in good faith and based upon the advice of its legal counsel, makes it inadvisable to proceed with the merger and consolidation contemplated by this Agreement;

          (ii) Any of the transactions contemplated hereby are disapproved by any regulatory authority whose approval is required to consummate such transactions or in the judgement of such board of directors, made in good faith and based on the advise of counsel, there is substantial likelihood that any such approval will not be obtained or will be obtained only on a condition or conditions which would be unduly burdensome, making it inadvisable to proceed with the merger and exchange;

In the event of termination pursuant to this paragraph (a) of Section 1.05, no obligation, right, or liability shall arise hereunder, and each party shall bear all of the expenses incurred by it in connection with the negotiation, preparation, and execution of this Agreement and the transactions contemplated hereby.

     (b) This Agreement may be terminated at any time prior to the Closing Date by action of the board of directors of Exchangor, if Associated shall fail to comply in any material respect with any of its covenants or agreements contained in this Agreement or if any of the representations or warranties of Associated contained herein shall be inaccurate in any material respect. In the event of termination pursuant to this paragraph (b) of this Section 1.05, no obligation, right, remedy, or liability shall arise hereunder. Associated and Exchangor shall each bear their own costs incurred in connection with the negotiation, preparation, and execution of this Agreement and the transactions contemplated hereby.

     (c) This Agreement may be terminated at any time prior to the Closing Date by action of the board of directors of Associated if Exchangor shall fail to comply in any material respect with any of its covenants or agreements contained in this Agreement of if any of the representations or warranties of Exchangor contained herein shall be inaccurate in any material respect. In the event of termination pursuant to this paragraph (c) of this Section 1.05, no obligation, right, remedy, or liability shall arise hereunder. Associated and Exchangor shall each bear their own costs incurred in connection with the negotiation, preparation, and execution of this Agreement and the transactions contemplated hereby.

                                   ARTICLE II
                         Representations, Covenants, and
                            Warranties of Associated

As an inducement to, and to obtain the reliance of, Exchangor, Associated represents and warrants as follows:

Section 2.01          Organisation

     (a) Associated is, and will be on the Closing Date, a corporation duly organised, validly existing, and in good standing under the laws of the state of Nevada and has the corporate power and is and will be duly authorised, qualified, franchised, and licensed under all applicable laws, regulations, ordinances, and order of public authorities to own all of its properties and assets and to carry on its business in all material respects as it is now being conducted, and there are no other jurisdictions in which it is not so qualified in which the character and location of the assets owned by it or the nature of the material business transacted by it requires qualification, except where failure to do so would not have a material adverse effect on its business, operations, properties, assets, or condition. The execution and delivery of this Agreement does not, and the consummation of the transaction contemplated by this Agreement in accordance with the terms hereof will not, violate any provision of Associated's articles of incorporation or bylaws, or other agreement to which it is a party or by which it is bound.

Section 2.02          Approval of Agreements

Associated has full power, authority, and legal right and has taken, or will take, all action required by law, its articles of incorporation, bylaws, and otherwise to execute and deliver this Agreement and to consummate the transactions herein contemplated. The board of directors of Associated has authorised and approved the execution, delivery, and performance of this Agreement and the transactions contemplated hereby. Included in Schedule 2.02 is a certified copy of a resolution duly adopted by the board of directors of Associated evidencing such approval. No approval of this transaction by the shareholders of Associated is required. This Agreement has been duly authorised, executed, and delivered by Associated and is the legal, valid and binding obligation of Associated, enforceable in accordance with its terms, except as such enforcement may be limited by bankruptcy, insolvency, or other laws affecting enforcement or creditors' rights generally and by general principles of equity.

Section 2.03          Capitalisation

The authorised capitalisation of Associated consists of 25,000,000 shares of Common stock, par value $0.001 per share, 1,020,000 shares of which are issued and outstanding, (collectively referred to as "Associated Stock"). All issued and outstanding shares of Associated are legally issued, fully paid, and non-assessable and not issued in violation of the pre-emptive or other right of any person. There are no dividends or other amounts due or payable with respect to any of the shares of capital stock of Associated.

Section 2.04          Subsidiaries and Predecessors

Associated does not own, beneficially or of record, any equity securities in any other entity. Associated has no "predecessor," as that term is defined under generally accepted accounting principles or Regulation S-X promulgated by the Securities and Exchange commission (the "SEC").

Section 2.05          Financial Statements

     (a) Included in the information referred to in Section 2.06 are the audited balance sheets of Associated as of December 31, 1995, and 1994, and the statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995, 1994, and 1993, including the notes thereto and the accompanying report of Smith and Company, Certified Public Accountants.

     (b) All such audited and unaudited financial statements have been prepared in accordance with generally accepted accounting principles consistently applied throughout the periods involved as explained in the notes to such financial statements. The Associated balance sheets present fairly, in all material respects, as of their respective dates, the financial position of Associated. Associated did not have, as of the date of any such balance sheets, except as and to the extent reflected or reserved against therein, any liabilities or obligations (absolute or contingent) which should be reflected in a balance sheet or the notes thereto prepared in accordance with generally accepted accounting principles under which they were prepared, and all assets reflected therein present fairly the assets of Associated in accordance with generally accepted accounting principals under which they were prepared.

     (c) All such financial statements have been presented in accordance with the requirements of Regulation S-X promulgated by the SEC regarding the form of content of and requirements for financial statements to be filed with the SEC.

     (d) The books and records, financial and otherwise, of Associated are in all material respects complete and correct and have been maintained in accordance with sound business and bookkeeping practices so as to accurately and fairly reflect, in reasonable detail, the transactions and dispositions of the assets of Associated. Associated has maintained a system of internal accounting controls sufficient to provide reasonable assurances that (i) transactions have been and are executed in accordance with management's general or specific authorisation; (ii) transactions are recorded as necessary to permit the preparation of financial statements in conformity with generally accepted accounting principles or any other criteria applicable to such statements and to maintain accountability for assets; (iii) access to assets is permitted only in accordance with management's general or specific authorisation; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals, and appropriate action is taken with respect to any differences.

     (e) Associated has filed or will have filed as of the Closing Date all tax returns required to be filed by them from inception to the Closing Date. All such returns and reports are accurate and correct in all material respects. Associated does not have any liabilities with respect to the payment of any federal, state, county, local, or other taxes (including any deficiencies, interest, or penalties) accrued for or applicable to the period ended on the date of the most recent audited balance sheet of Associated, except to the extent reflected on such balance sheet and adequately provided for, and all such dates and years and periods prior thereto and for which Associated may at said date have been liable in its own right or as transferee of the assets of, or as successor to, any other corporation or entity, except for taxes accrued but not yet due and payable, and no deficiency assessment or proposed adjustment of any such tax return is pending, proposed or contemplated. Proper and accurate amounts of taxes have been withheld by or on behalf of Associated with respect to all compensation paid to employees of Associated for all periods ending on or before the date hereof, and all deposits required with respect to compensation paid to such employees have been made, in complete compliance with the provisions of all applicable federal, state, and local tax and other laws. None of such income tax returns has been examined or is currently being examined by the Internal Revenue
          Service, and no deficiency assessment or proposed adjustment of any such return is pending, proposed or contemplated. Associated has not made any election pursuant to the provisions of any applicable tax laws (other than elections that relate solely to methods of accounting, depreciation, or amortisation) that would have a material adverse affect on Associated, its financial condition, its business as presently conducted or proposed to be conducted, or any of its respective properties or material assets. There are no tax liens upon any of the assets of Associated. There are no outstanding agreements or waivers extending the statutory period of limitation applicable to any tax return of Associated.

Section 2.06          Information

The information concerning Associated set forth in this Agreement; in the Schedules delivered by Associated pursuant hereto were, as of their respective dates, complete and accurate in all material respects and did not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made, in light of the circumstances under which they were made, not misleading. Associated shall cause the schedules delivered by it pursuant hereto and the instruments and data delivered to Exchangor hereunder to be updated after the date hereof up to and including the Closing Date.

Section 2.07          Absence of Certain Changes or Events
                      ------------------------------------

Except as set forth in this Agreement, since the date of the most recent Associated balance sheet described in Section 2.05 and included in the information referred to in Section 2.06:

     (a) There has not been (i) any material adverse change in the business, operations, properties, level of inventory, assets, or condition of Associated or (ii) any damage, destruction, or loss to Associated (whether or not covered by insurance) materially and adversely affecting the business, operations, properties, assets, or conditions of Associated;

     (b) Associated has not (i) amended its articles or incorporation or bylaws; (ii) declared or made, or agreed to declare or make, any payment of dividends or distributions of any assets or any kind whatsoever to stockholders or purchased or redeemed, or agreed to purchase or redeem, any of its capital stock; (iii) waived any rights of value which in the aggregate are extraordinary or material considering the business of Associated; (iv) made any material change in the method of management, operation, or accounting; (v) entered into any other material transactions; (vi) made any accrual or arrangement for or payment of bonuses or special compensation of any kind or any severance or termination pay to any present or former officer or employee; (vii) increased the rate of compensation payable or to become payable by it to any of their officers or directors or any of its employees whose monthly compensation exceeds $1000; or
          (viii) made any increase in any profit-sharing, bonus, deferred compensation, insurance, pension, retirement, or other employee benefit plan, payment, or arrangement made to, for, or with their officers, directors, or employees;

     (c) Associated has not (i) granted or agreed to grant any options, warrants, or other rights for their stocks, bonds, or other corporate securities calling for the issuance thereof other than those currently outstanding, if any; (ii) borrowed or agreed to borrow any funds or incurred, or become subject to, any material obligation or liability absolute or contingent) except liabilities incurred in the ordinary course of business; (iii) paid any material obligation or liability (absolute or contingent) other than current liabilities reflected in or shown on the most recent Associated balance sheet and current liabilities incurred since that date in the ordinary course of business; (iv) sold or transferred, or agreed to sell or transfer, any of its assets, properties, or rights (except assets, properties, or rights not used or useful in its business which, in the aggregate have a value of less than $5000 or cancelled, or agreed to cancel, any debts or claims (except debts and claims which in the aggregate are of a value of less than $5000); (v) made or permitted any amendment or termination of any contract, agreement, or license to which it is a party if such amendment or termination is material, considering the business of Associated; or (vi) issued, delivered, or agreed to issue or deliver any stock, bonds, or other corporate securities including debentures (whether authorised and unissued or held as treasury stock); and

     (d) To the best knowledge of Associated, it has not become subject to any law or regulation which materially and adversely affects, or in the future may adversely affect, the business, operations, properties, assets, or condition of Associated.

Section 2.08          Title and Related Matters

Except as disclosed in the most recent audited Associated balance sheet and the notes thereto, Associated has good and marketable title to all of its properties, inventory, interests in properties, and assets, which are reflected in the most recent Associated balance sheet or acquired after that date (except those sold or otherwise disposed of since such date in the ordinary course of business), free and clear of all mortgages, security interests, royalties, liens, pledges, charges, or encumbrances, except (i) statutory liens or claims not yet delinquent; and (ii) such imperfections of title and easements as do not, and will not, materially detract from, or interfere with, the present or proposed use of the properties subject thereto or affected thereby or otherwise materially impair present business operations on such properties.

                                   ARTICLE III
                         Representations, Covenants, and
                    Warranties of Exchangor on June 28, 1996

As an inducement to, and to obtain the reliance of, Associated, Exchangor represents and warrants as follows:

Section 3.01          Organisation

OTP is and will be on the Closing Date a corporation duly organised, validly existing, and in good standing under the laws of Australia and has the corporate power and is and will be duly authorised, qualified, franchised, and licensed under all applicable laws, regulations, ordinances, and orders of public authorities to own all of its properties and assets and to carry on its business in all material respects as it is now being conducted, and there are no other jurisdictions in which it is not so qualified in which the character and location of the assets owned by it or the material business transacted by it requires qualification, except where failure to do so would not have a material adverse effect on the business, operations, properties, assets, or condition of OTP. The execution and delivery of this Agreement does not, and the consummation of the transactions contemplated by this Agreement in accordance with the terms hereof will not, violate any provision of OTP's articles of incorporation or bylaws or other agreement to which it is a party or by which it is bound.

Section 3.02          Capitalisation

The authorised capitalisation of OTP consists of 90,000,000 shares of common stock, par value $.50 ("OTP Stock"), of which 8,383,727 shares are issued and outstanding and 10,000,000 non cumulative, non voting, convertible, redeemable, preference shares of which none have been issued. All issued and outstanding shares of OTP are legally issued, fully paid, and nonassessable and not issued in violation of the pre-emptive or other right of any person. There are no dividends or other amounts due or payable with respect to any of the shares of capital stock of OTP.

Section 3.03          Subsidiaries or Predecessors

There are no subsidiaries or predecessors as those terms are defined under generally accepted accounting principles or regulation S-X promulgated by the SEC, other than Ogenic Industries.

Section 3.04          Financial Statements

     (a) Included in Schedule 3.05 are the audited balance sheets of OTP as of 31 December, 1995, and the related statements of operations, stockholders' equity, and cash flows for the year then ended including the notes thereto and the accompanying report of Stanton and Partners, Chartered Accountants.

     (b) All such financial statements have been prepared in accordance with generally accepted accounting principles consistently applied throughout the periods involved. The balance sheets of OTP present fairly, as of their respective dates, the financial position of OTP. OTP did not have, as of the date of any such balance sheets, except as and to the extent reflected or reserved against therein, any liabilities or obligations (absolute or contingent) which should be reflected in a balance sheet or the notes thereto prepared in accordance with generally accepted accounting principles, and all assets reflected therein present fairly the assets of OTP, in accordance with generally accepted accounting principles. The statements of operations, stockholders' equity, and cash flows present fairly the financial position and results of operations of OTP as of their respective dates and for the respective periods covered thereby. OTP maintains and will continue to maintain a standard system of accounting established and maintained in a manner permitting the preparation of financial statements in accordance with generally accepted accounting principles.

     (c) All such financial statements have been presented in accordance with the requirements of Regulation S-X promulgated by the SEC regarding the form and content of and requirements for financial statements to be filed with the SEC.

     (d) The books and records, financial and otherwise, of OTP are in all material respects complete and correct and have been maintained in accordance with sound business and bookkeeping practices so as to accurately and fairly reflect, in reasonable detail, the transactions and dispositions of the assets of OTP. OTP has maintained a system of internal accounting controls sufficient to provide reasonable assurances that (i) transactions have been and are executed in accordance with management's general or specific authorisation; (ii) transactions are recorded as necessary to permit the preparation of financial statements in conformity with generally accepted accounting principles or any other criteria applicable to such statements and to maintain accountability for assets; (iii) access to assets is permitted only in accordance with management's general or specific authorisation; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals, and appropriate action is taken with respect to any differences.

     (e) OTP has filed or will have filed as of the Closing Date all tax returns required to be filed by it from inception to the Closing Date. All such returns and reports are accurate and correct in all material respects. OTP has no liabilities with respect to the payment of any federal, sate, county, local, or other taxes (including any deficiencies, interest or penalties) accrued for or applicable to the period ended on the date of the most recent unaudited balance sheet of OTP except to the extent reflected on such balance sheet and adequately provided for, and all such dates and years and periods prior thereto and for which OTP may at said date have been liable in its own right or as transferee of the assets of, or as successor to, any other corporation or entity, except for taxes accrued but not yet due and payable, and no deficiency assessment or proposed adjustment of any such tax return is pending, proposed or contemplated. Proper and accurate amounts of taxes have been withheld by or on behalf of OTP with respect to all compensation paid to employees of OTP for all periods ending on or before the date hereof, and all deposits required with respect to compensation paid to such employees have been made, in complete compliance with the provisions of all applicable federal, state, and local tax and other laws. None of such income tax returns has been examined or is currently being examined by the Australian Tax Department, and no deficiency assessment or proposed adjustment of any such return is pending, proposed, or contemplated. OTP has not made any election pursuant to the provisions of any applicable tax laws (other than elections that relate solely to methods of accounting, depreciation, or amortisation) that would have a material adverse affect on OTP, its financial condition, its business as presently conducted or proposed to be conducted, or any of its properties or material assets. There are no tax liens upon any of the assets of OTP. There are no outstanding agreements or waivers extending the statutory period of limitation applicable to any tax return of OTP.

Section 3.05          Information

The information concerning OTP set forth in this Agreement and in the schedules delivered by OTP pursuant hereto is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made, in light of the circumstances under which they were made, not misleading. OTP shall cause the schedules delivered by OTP pursuant hereto and the instruments and data delivered to Associated hereunder to be updated after the date hereof up to and including the Closing Date.

Section 3.06          Options or Warrants

There are no existing options, warrants, calls, or commitments of any character relating to the authorised and unissued OTP common stock.

Section 3.07          Absence of Certain Changes or Events
                      ------------------------------------

Except as set forth in this Agreement since the date of the most recent 31 December, 1995 balance sheet described in Section 3.04 and included in Schedule 3.05:

     (a) There has not been (i) any material adverse change in the business, operations, properties, level of inventory, assets, or condition of OTP or (ii) and damage, destruction, or loss to OTP (whether or not covered by insurance) materially and adversely affecting the business, operations, properties, assets, or conditions of OTP;

     (b) OTP has not (i) amended its articles of incorporation or bylaws; (ii) declared or made, or agreed to declare or make, any payment of dividends or distributions of any assets of any kind whatsoever to stockholders or purchased or redeemed, or agreed to purchase or redeem, any of its capital stock; (ii) waived any rights of value which in the aggregate are extraordinary or material considering the business of OTP; (iv) made any material change in its method of management, operation, or accounting which is material to OTP; (v) entered into any other material transactions; (vi) made any accrual or arrangement for or payment of bonuses or special compensation of any kind or any severance or termination pay to any present or former officer or employee; (vii) increased the rate of compensation payable or to become payable by it to any of its officers or directors or any of its employees whose monthly compensation exceed $1,000; or (viii) made any increase in any profit sharing, bonus, deferred compensation, insurance, pension, retirement, or other employee benefit plan, payment, or arrangement made to, for, or with its officers, directors, or employees;

     (c) OTP has not (i) granted or agreed to grant any options, warrants, or other rights for its stocks, bonds, or other corporate securities calling for the issuance thereof; (ii) borrowed or agreed to borrow any funds or incurred, or become subject to, any material obligation or liability (absolute or contingent) except liabilities incurred in the ordinary course of business; (iii) paid any material obligation or liability (absolute or contingent) other than current liabilities reflected in or shown on the most recent OTP balance sheet and current liabilities incurred since that date in the ordinary course of business; (iv) sold or transferred, or agreed to sell or transfer, any of its assets, properties, or rights (except assets, properties, or rights not used or useful in its business which , in the aggregate have a value of less than $5,000) or cancelled, or agreed to cancel, any debts or claims (except debts and claims which in the aggregate are of a value of less than $5,000); (v) made or permitted any amendment or termination of any contract, agreement, or license to which it is a party if such amendment or termination is material, considering the business of OTP; or (vi) issued, delivered, or agreed to issue or deliver any stock, bonds, or other corporate securities including debentures (whether authorised and unissued or held as treasury stock); and

     (d) To the best knowledge of Exchangor, OTP has not become subject to any law or regulation which materially and adversely affects, or in the future may adversely affect, the business, operations, properties, assets, or condition of OTP.

Section 3.08          Litigation and Proceedings

There are no actions, suits, or proceedings pending or, to the knowledge of Exchangor threatened by or against OTP or affecting domestic or foreign, or before any arbitrator of any kind. OTP does not have any knowledge of any default on its part with respect to any judgment, order, writ, injunction, decree, award, rule, or regulation of any court, arbitrator, or governmental agency or instrumentality.

                                   ARTICLE IV
               SPECIAL COVENANTS TO BE SATISFIED PRIOR TO CLOSING

Section 4.01          Activities of Associated, and OTP
                      ---------------------------------

     (a) From and after the date of this Agreement until the Closing Date and except as set forth in the respective schedules to be delivered by Associated and OTP pursuant hereto or as permitted or contemplated by this Agreement, Associated and OTP will each:

          (i) Carry on its business in substantially the same manner as it has heretofore;

          (ii) Maintain in full force and effect insurance comparable in amount and in scope of coverage to that now maintained by it;

          (iii)Perform in all material respects all of its obligations under material contracts, leases, and instruments relating to or affecting its assets, properties, and business;

          (iv) Use its best efforts to maintain and preserve its business organisation intact, to retain its key employees, and to maintain its relationships with its material suppliers and customers;

          (v) Duly and timely file for all taxable periods ending on or prior to the Closing Date all federal, state, county, and local tax returns required to be filed by or on behalf of such entity or any of its subsidiaries or for which such entity or any of its subsidiaries may be held responsible and shall pay, or cause to pay, all taxes required to be shown as due and payable on such returns, as well as all instalments of tax due and payable during the period commencing on the date of this Agreement and ending on the Closing Date. All such tax returns shall be prepared in a manner consistent with the preparation of prior years' tax returns except as required by law or as agreed to by the parties hereto prior to the filing thereof;

          (vi) Withhold from each payment made on or prior to the Closing Date to each employee of such corporation the amount of all taxes required to be withheld therefrom and will pay the same, before becoming delinquent, to the proper tax receiving officers; and

          (vii)Fully comply with and perform in all material respects all obligations and duties imposed on it by all federal, state, county and local laws and all rules, regulations, and orders imposed by federal, state, county and local governmental authorities.

     (b) From and after the date of this Agreement and except as provided herein until the Closing Date, Associated and OTP will not:

          (i)  Make any change in its articles of incorporation or bylaws;

          (ii) Take any action described in Section 2.07 in the case of Associated, or Section 3.07 in the case of OTP;

          (iii)Enter into or amend any contract, agreement, or other instrument of any of the types described in such party's schedules, except that a party may enter into or amend any contract, agreement, or other instrument in the ordinary course of business; and

          (iv) Enter into any agreement, waiver, or other arrangement providing for an extension of time with respect to payment by, or assessment against, such entity or any of its subsidiaries of any tax due and payable with respect to the period commencing on the date of this Agreement and ending on the Closing Date.

Section 4.02          Stockholder Approval

If required by the jurisdiction of incorporation of OTP subsequent to the execution and delivery of this Agreement, OTP shall, at a meeting of its stockholders duly called by the board of directors of OTP to be held as soon as practicable, present for the authorisation and approval of the stockholders of OTP, in accordance with the applicable provisions of the laws of the United States of America of OTP and all applicable federal and state securities laws, this Agreement.

Section 4.03          Access to Properties and Records
                      --------------------------------

OTP will afford to the officers and authorised representatives of Associated full access to the properties, books, and records of OTP in order that Associated may have full opportunity to make such reasonable investigation as it shall desire to make of the affairs of OTP and will furnish Associated with such additional financial and operating data and other information as to the business and properties of OTP as Associated shall from time to time reasonably request.

Section 4.04          Additional Financial Statements

In connection with the information to be provided pursuant to this Article IV, OTP shall provide additional audited and unaudited financial statements as soon as reasonably practicable for inclusion by Associated in any application or disclosure document required to be prepared in connection with this Agreement and the transactions contemplated hereby or in connection with a future registration statement.

          (a) All such financial information referred to herein shall be prepared in accordance with the uniform accounting rules with respect to the form and content for financial statements filed under the Securities Act or the Exchange Act of 1934, as amended (the "Exchange Act"), as contained in Regulation S-X promulgated by the SEC. All financial statements furnished for an interim period shall be accompanied by a statement that all adjustments necessary to make it a fair statement of the results of operations for such interim period or periods have been included.

          (b) To the extent required, Associated and OTP shall utilise their best efforts and cooperate to provide the information necessary to present the pro forma consolidated and consolidating financial statements and pro forma consolidated and consolidating summary information, including a pro forma consolidated and consolidating balance sheet, pro forma consolidated and consolidating income statements, pro forma summaries of earnings (with aggregate an per-share earnings), and pro forma (combined basis) earnings date for all periods required to be presented and in the form and manner required for use in the form 8-k and proxy statement or any other document required to be field with the SEC or state securities agency, including the presentation of Associated financial statements under generally accepted accounting principles.

          (c) OTP represents and warrants to Associated that the financial statements delivered or to be delivered pursuant to this section will be, when delivered, prepared in accordance with the generally accepted accounting principles consistently applied throughout the periods involved. The balance sheets included in such financial statements shall present fairly the financial condition of OTP as of their respective dates. As of the date of any such balance sheets, except as and to the extent reflected or reserved against in such balance sheets, there will not be any liabilities or obligations (absolute or contingent) which should be reflected in a balance sheet or the notes thereto prepared in accordance with generally accepted accounting principles. The income statements included in such financial statements prepared and delivered pursuant to this section shall present fairly the results of operations of OTP for the respective periods indicated. The statements of changes in financial position or cash flows prepared and delivered in accordance with this section shall present fairly the information which should be presented therein in accordance with generally accepted accounting principles, except as otherwise indicated in the notes thereto. Such financial statements shall not be materially and adversely different from the financial statements of OTP included in the Schedules.

Section 4.05          Transactions With Affiliates

Exchangor will prove that OTP shall provide to Associated, for possible inclusion in SEC fillings, a description of every material contract, agreement, or arrangement between OTP and any person who is or has ever been an officer of director of OTP or person owning of record, or known by OTP to own beneficially, 5% or more of the issued and outstanding OTP Stock and which is to be performed in whole or in part after the date hereof or was entered into within three years before the date hereof. OTP represents and warrants that, in all of such circumstances, the contract, agreement, or arrangement was for a bona fide business purpose of OTP and the amount paid or received, whether in cash, in services, or in kind, is, has been during the full term thereof, and is required to be during the unexpired portion of the term there of, no less favourable to OTP than terms available from otherwise unrelated parties in arm's-length transactions. Except as disclosed in such description, no officer or director of OTP, or 10% shareholder of OTP has, or has had during the preceding three years, any interest, directly or indirectly, in any material transaction with OTP. The description shall also include a description of any commitment by OTP, whether written or oral, to lend any funds to, borrow any money from, or enter into any other material transaction with, any such affiliated person.

Section 4.06          Indemnification by Exchangor.

Exchangor will indemnify and hold harmless Associated and its directors and officers, and each person, if any, who controls Associated within the meaning of the Securities Act, from and against any and all loses, claims, damages, expenses, liabilities, or actions to which any of them may become subject under applicable law (including the Securities Act and the Exchange Act) and will reimburse them for any legal or other expenses reasonably incurred by them in connection with investigating or defending any claims or actions, whether or not resulting in liability, insofar as such losses, claims, damages, expenses, liabilities, or actions arise out of or are based upon any untrue statement or alleged untrue statement of a material fact contained in any application or statement filed with a governmental body or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein, or necessary in order to make the statements therein not misleading, but only insofar as any such statement or omission was made in reliance upon and in conformity with information furnished in writing by Exchangor expressly for use therein. Exchangor agrees at any time upon the request of Associated to furnish to them a written letter or statement confirming the accuracy of the information with respect to OTP contained in any report or other application or statement referred to in this Article IV, or in any draft of any such documents, and confirming that the information with respect to OTP contained in such document or draft was furnished by Exchangor, indicating the inaccuracies or omissions contained in such document or draft or indicating the information not furnished by Exchangor expressly for use therein. The indemnity agreement contained in this Section 4.06 shall remain operative and in full force and effect, regardless of any investigation made by or on behalf of Associated and shall survive the consummation of the transactions contemplated by this Agreement.

Section 4.07          Indemnification by Associated

Associated will indemnify and hold harmless Exchangor, its directors and officers, and each person, if any, who controls Exchangor within the meaning of the Securities Act, from and against any and all losses, claims, damages, expenses, liabilities, or actions to which any of them may become subject under applicable law (including the Securities Act and the Exchange Act) and will reimburse them for any legal or other expenses reasonably incurred by them in connection with investigating or defending any claims, damages, expenses, liabilities, or actions arising out of or based upon any untrue statement or alleged untrue statement of a material fact contained in any alleged omission to state therein a material fact required to be stated therein, or necessary in order to make the statements therein not misleading, but only insofar as any such statement or omission was made in reliance upon and in conformity with information furnished in writing by Associated expressly for use therein. Associated agrees at any time upon the request of Exchangor to furnish to it a written letter or statement confirming the accuracy of the information with respect to Associated and its subsidiaries contained in any information / proxy statement, report, or other application or statement referred to in this Article IV, or in any draft of any such document, and confirming that the information with respect to Associated contained in such document or draft was furnished by Associated, indicating the inaccuracies or omissions contained in such document or draft or indicating the information not furnished by Associated expressly for use therein. The indemnity agreement contained in this Section 4.07 shall remain operative and in full force and effect, regardless of any investigation made by or on behalf of Exchangor and shall survive the consummation of the transactions contemplated by this Agreement.

Section 4.08          Sales Under Regulation S

          (a) Associated will use its best efforts to comply with the reporting requirements of the Exchange Act.

          (b) Upon being informed in writing by any Affiliated Associated Stockholder or Restricted Transferee that such person intends to sell any acquired Shares under Regulation S promulgated under the Securities Act (including any rule adopted in substitution or replacement thereof), Associated will certify in writing to such person that it has filed all of the reports required to be filed by it under the Exchange Act to enable such person to sell such person's Acquired Shares under Regulation S or will inform such person in writing that it has not filed any such report or reports.

          (c) If any certificate representing any Acquired Shares is presented to Associated's transfer agent for registration of transfer in connection with any sale theretofore made under Regulation S, provided, that such certificate is duly endorsed for transfer by the appropriate person(s) or accompanied by a separate stock power duly executed by the appropriate person(s), in each case accomplished by reasonable assurances that such endorsements are genuine and effective, and is accompanied by an opinion of counsel satisfactory to Associated and its counsel that such transfer has complied with the requirements of Regulation S, Associated will promptly instruct its transfer agent to register such transfer and to issue one or more new certificates free of any stop-transfer order or restrictive legend.

Section 4.09          The Acquisition of Associated Exchanged Stock
                      ---------------------------------------------

The consummation of this Agreement and the merger contemplated herein, including the issuance of the Associated Exchanged Stock to Exchangor in exchange for all of the issued and outstanding OTP Stock as contemplated hereby, constitutes the offer and sale of securities under the Securities Act and applicable state statutes. Such transactions shall be consummated in reliance on exemptions from the registration and prospectus delivery requirements of such statures which depend, among other items, on the circumstances under which such securities are acquired.

          (a) In order to provide documentation for reliance upon exemptions from the registration and prospectus delivery requirements for such transactions, the approval by Exchangor and Associated of this Agreement and the transactions contemplated hereby and/or the delivery of appropriate separate representations shall constitute the parties acceptance of, and concurrence in, the following representations and warranties:

               (i) Exchangor acknowledges that neither the SEC nor the securities commission of any state or other federal agency has made any determination as to the merits of acquiring the Associated Exchanged Stock, and that this transaction involves certain risks.

               (ii) Exchangor has received and read the Agreement and understand the risks related to the consummation of the transactions herein contemplated.

               (iii)Exchangor has such  knowledge and experience in business and
                    financial   matters   that  it  is  capable  of   evaluating
                    Associated and its business operations.

               (iv) Exchangor has been  provided  with a copy of this  Agreement and the related disclosure schedules of the parties hereto plus all materials and information requested by Exchangor or its representative, including any information requested to verify any information furnished (to the extent such information is available or can be obtained without unreasonable effort or expense), and the parties have been provided the opportunity for direct communication regarding the transactions contemplated hereby.

               (v) All information which Exchangor has provided to Associated or its agents or representatives concerning their suitability and intent to hold shares in Associated following the transactions contemplated hereby is complete, accurate, and correct.

               (vi) Exchangor  has not offered or sold any  securities of OTP or interest in this Agreement and have no present intention of dividing the Associated Exchanged Stock to be received or the rights under this Agreement with others or of reselling or otherwise disposing of any portion of such stock or rights, either currently or after the passage of a fixed or determinable period of time or on the occurrence of non-occurrence of any predetermined event or circumstance.

               (vii)Exchangor  understands  that the Associated  Exchanged Stock has not been registered, but is being acquired by reason of a specific exemption under the Securities Act as well as under certain state statutes for transactions by an issuer not involving any public offering and that any disposition of the subject Associated Exchanged Stock may, under certain circumstances, be inconsistent with this exemption and may make the undersigned an "underwriter" within the meaning of the Securities Act. It is understood that the definition of "underwriter" focuses upon the concept of "distribution" and that any subsequent disposition of the subject Associated Exchanged Stock can only be effected in transactions which are not considered distributions. Generally, the term "distribution" is considered synonymous with "public offering" or any other offer or sale involving general solicitation or general advertising. Under present law, in determining whether a distribution occurs when securities are sold into the public market, under certain circumstances one must consider the availability of public information regarding the issuer, a holding period for the securities sufficient to assure that the persons desiring to sell the securities without registration first bear the economic risk of their investment, and a limitation on the number of securities which the stockholder is permitted to sell and on the manner of sale, thereby reducing the potential impact of the sale on the trading markets. These criteria are set forth specifically in Regulation S promulgated under the Securities Act, which allows sales of securities in reliance upon Regulation S only in limited amounts in accordance with the terms and conditions of that rule, after 41 days after the date the Associated Exchanged Stock is acquired from Associated and the Associated Exchanged Stock is fully paid for, as calculated in accordance with Regulation S. After 41 days from the date the securities acquired from Associated and are fully paid for, as calculated in accordance with Regulation S, they can generally be sold without meeting those conditions, provided the holder is not (and has not been for the preceding three months) an affiliate of the issuer.

               (viii)  Exchangor  acknowledges  that the  shares  of  Associated
                    Exchanged Stock must be held and may not be sold, transferred, or otherwise disposed of for value unless they are subsequently registered under the Securities Act or an exemption from such registration is available. Associated is under no obligation to register the Associated Exchanged Stock under the Securities Act, except as may be expressly agreed to by it in writing. If Regulation S is available (and no assurance is given that it will be except as expressly set forth in this Agreement), after 41 days following the date the shares are fully paid for, only routine sales of such Associated Exchanged Stock in limited amounts can be made in reliance upon Regulation S in accordance with the terms and conditions of that rule. Associated is under no obligation to the parties to make Regulation S available, except as may be expressly agreed to by it in writing in this Agreement, and in the event Regulation S is not available, compliance with regulation A or some other disclosure exemption may be required before Exchangor can sell, transfer, or otherwise dispose of such Associated Exchanged Stock without registration under the Securities Act. Associated registrar and transfer agent will maintain a stop transfer order against the registration or transfer of the Associated Exchanged Stock, and the certificate representing the Associated Exchanged Stock will bear a legend in substantially the following form so restricting the sale of such securities:

                    THE SHARES COVERED HEREBY HAVE NOT BEEN REGISTERED UNDER THE U.S. SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES
                    ACT") AND MAY NOT BE OFFERED OR SOLD WITHIN THE UNITED STATES OR TO, OR FOR THE ACCOUNT OR BENEFIT OF, A U.S.
                    PERSON:  (i) AS PART OF THEIR  DISTRIBUTION  AT ANY TIME; OR
                    (ii) OTHERWISE UNTIL FORTY DAYS AFTER THE DATE ("THE RESTRICTED PERIOD"), EXCEPT IN EITHER CASE IN ACCORDANCE WITH REGULATION S UNDER THE SECURITIES ACT. PURCHASER ACKNOWLEDGES THAT THE SHARES REPRESENTED HEREBY HAVE BEEN SOLD IN COMPLIANCE WITH REGULATION S.

               (ix) Associated  may refuse to  register  further  transfers,  or resales of the Associated Exchanged Stock in the absence of compliance with Regulation S unless the undersigned furnishes the issuer with a "no-action" or interpretive letter from the SEC or an opinion of counsel reasonably acceptable to Associated stating that the transfer is proper. Further, unless such letter or opinion states that the shares of Associated Exchanged Stock are free of any restrictions under the Securities Act, Associated may refuse to transfer the Associated Exchanged Stock to any transferee who does not furnish in writing to it the same representations and agree to the same conditions with respect to such Associated Exchanged Stock as set forth herein. Associated may also refuse to transfer the Associated Exchanged Stock if any circumstances are present reasonably indicating that the transferee's representations are not accurate.

          (b)  In  connection   with  the   transaction   contemplated  by  this
               Agreement, OTP and Associated shall each file, with the assistance of the other and their respective legal counsel, such notices, applications, reports, or other instruments as may be deemed by them to be necessary or appropriate in an effort to document reliance on such exemptions, including a notice on form D to be filed with the SEC and the appropriate regulatory authority in the state or country where Exchangor reside unless an exemption requiring no filing is available in such jurisdiction, all to the extent and in the manner as may be deemed by such parties to be appropriate.

          (c) In order to more fully document reliance on the exemptions as provided herein, Exchangor shall execute and deliver to Associated, at or prior to the Closing, such further letters of representation, acknowledgment, suitability or the like as Associated and its counsel may reasonably request in connection with reliance on exemptions from registration under such securities laws.

          (d) Associated and Exchangor acknowledge that the basis for relying on exemptions from registration or qualifications are factual, depending on the conduct of the various parties, and that no legal opinion or other assurance will be required or given to the effect that the transactions contemplated hereby are in fact exempt from registration or qualification.

Section 4.10          Third Party Consents

Associated and Exchangor agree to cooperate with each other in order to obtain any third party consents to this Agreement and the transactions herein contemplated that are required.


                                    ARTICLE V

                CONDITIONS PRECEDENT TO OBLIGATIONS OF Exchangor

The   obligations  of  Exchangor   under  this  Agreement  are  subject  to  the
satisfaction, at or before the Closing Date, of the following conditions:

Section 5.01          Accuracy of Representations

The representations and warranties made by Associated in this Agreement were true when made and shall be true at the Closing Date with the same force and affect as if such representations and warranties were made at and as of the Closing Date (except for changes therein permitted by this Agreement ), and Associated shall have performed or complied with all covenants and conditions required by this Agreement to be performed or complied with by Associated prior to or at the Closing. Exchangor shall be furnished with certificates, signed by duly authorised officers of Associated and dated the Closing Date, to the foregoing effect.

Section 5.02          Officer's Certificates

Exchangor shall have been furnished with certificates dated the Closing Date and signed by the duly authorised chief executive officer and principal accounting and financial officer of Associated to the effect that no litigation, proceeding, investigation or inquiry is pending or, to the best knowledge of Associated threatened, which might result in an action to enjoin or prevent the consummation of the transaction contemplated by this Agreement. Furthermore, based on certificates of good standing, representations of government agencies, and Associated's own documents, the certificate shall represent that:

          (a) This Agreement has been duly approved by Associated's board of Directors and has been duly executed and delivered in the name and on behalf of Associated by its duly authorised officers pursuant to, and in compliance with, authority granted by the board of directors of Associated pursuant to a unanimous consent.

          (b) The representations and warranties of Associated set forth in this Agreement are true and correct as of the date of the certificate.

          (c) There have been no material adverse changes in Associated up to and including the date of the certificate.

          (d) All conditions required by this Agreement to have been met, satisfied, or performed by Associated have been met.

          (e) The consummation of the transactions contemplated by this Agreement does not violate any law, regulation, order, writ, injunction or decree of any court or governmental body or result in the creation or imposition of any mortgage, lien, charge or encumbrance of any nature upon any of the properties of Associated pursuant to any mortgage, resolution agreement or instrument to which Associated is a party.

          (f) All authorisations, consents, approvals, registrations, and/or filings with any governmental body, agency or court required in connection with the execution and delivery of the documents by Associated have been obtained and are in full force and effect or, if not required to have been obtained, will be in full force and effect by such time as may be required.

          (g) There is no action, suit, proceeding, inquiry or investigation at law or in equity by any public board or body pending or threatened against Associated wherein an unfavourable decision ruling, or finding would have an adverse affect on the financial condition of Associated the operation of Associated, or the acquisition and reorganisation contemplated herein, or any material agreement or instrument by which Associated is bound or would in any way contest the existence of Associated.

Section 5.03          No Material Adverse Change

Prior to the Closing Date, there shall not have occurred any material adverse change in the financial condition, business or operations of Associated, nor shall any event have occurred which, with the lapse of time or the giving of notice, may cause or create any material adverse change in the financial condition, business or operations of Associated.

Section 5.04          Good Standing

Exchangor shall have received certificates of good standing from the appropriate authorities, dated as of a date within five days prior to the Closing Date, certifying that Associated is in good standing as a corporation in the state of Nevada.

Section 5.05          Other Items

Exchangor shall have received such further documents , certificates, or instruments relating to the transaction contemplated hereby as Exchangor may reasonably request.

                                   ARTICLE V1

                     CONDITIONS PRECEDENT TO OBLIGATIONS OF
                                   Associated


The  obligations  of  Associated   under  this  Agreement  are  subject  to  the
satisfaction, at or before the Closing Date, of the following conditions:

Section 6.01          Accuracy of Representations

The representation and warranties made by Exchangor regarding its stock ownership and OTP in this Agreement were true when made and shall be true at the Closing Date with the same force and affect as if such representations and warranties were made at and as of the Closing Date (except for changes therein permitted by this Agreement ), and OTP shall have performed or complied with all covenants and conditions required by this Agreement to be performed or complied with by OTP prior to or at the Closing. Associated shall be furnished with a certificate, signed by a duly authorised officer of OTP and dated the Closing Date, to the foregoing effect.

Section 6.02          Officer's Certificates

Associated shall have been furnished with certificates dated the Closing date and signed by a duly authorised chief executive officer and principal accounting and financial officer of OTP or by Exchangor to the effect that no litigation, proceeding, investigation, or inquiry is pending, or to the best knowledge of OTP or Exchangor, threatened which might result in an action to enjoin or prevent the consummation of the transactions contemplated by this Agreement. Furthermore, based on certificates of good standing, representation of government agencies, and OTP's and/or Exchangor's own documents, the certificate shall represent that:

          (a) This Agreement has been duly approved by OTP's and/or Exchangor's board of directors and has been duly executed and delivered in the name and on behalf of OTP by its duly authorised officers pursuant to , and in compliance with, authority granted by the board of directors of OTP.

          (b) The representations and warranties of Exchangor set forth in this Agreement are true and correct as of the date of the certificate:

          (c) Except as provided or permitted herein, there have been no material adverse changes in OTP up to and including the date of the certificate:

          (d) All conditions required by this Agreement to have been met, satisfied or performed by OTP and Exchangor have been met.

          (e) The consummation of the transactions contemplated by this Agreement does not violate any law, regulation order, writ injunction or decree of any court or governmental body or result in the creation or imposition of any mortgage, lien, charge or encumbrance of any nature upon any of the properties of OTP, pursuant to any mortgage, resolution, agreement, or instrument to which OTP or Exchangor is a party.

          (f) All authorisations, consents, approvals, registrations and/or filings with any governmental body, agency or court required in connection with the execution and delivery of the documents by OTP have been obtained and are in full force and effect or, if not required to have been obtained will be in full force and effect by such time as may be required; and

          (g) There is no action, suit, proceeding, inquiry or investigation at law or in equity by any public board or body pending or threatened against OTP wherein an unfavourable decision, ruling or finding would have an adverse affect on the financial condition of OTP, the operation of OTP or the acquisition and reorganisation contemplated herein, or any material agreement or instrument by which OTP is bound or would in any way contest the existence of OTP.

Section 6.03          No Material Adverse Change

Except as provided or permitted herein, prior to the Closing Date, there shall not have occurred any material adverse change in the financial condition, business or operations of OTP, nor shall any event have occurred which, with the lapse of time or the giving of notice may cause or create any material adverse change in the financial condition, business, or operations of OTP.

Section 6.04          Other Items

Associated  shall  have  received  such  further  documents,   certificates,  or
instruments relating to the transactions contemplated hereby as Associated may reasonably request.

                                   ARTICLE V11
                                  MISCELLANEOUS

Section 7.01          No Representation  Regarding Tax Treatment
                      ------------------------------------------

No representation or warranty is being made by any party to any other regarding the treatment of this transaction for federal or state income taxation. Each party has relied exclusively on its own legal, accounting and other tax adviser regarding the treatment of this transaction for federal and stage income taxes and on no representations, warranty or assurance from any other party or such other party's legal, accounting or other adviser.

Section 7.02          Governing Law

This Agreement shall be governed by, enforced and construed under and in accordance with the laws of the United States of America and, with respect to matters of state law, with the laws of the state of Nevada and with respect to matters governing corporations organised under the laws of such state.

Section 7.03          Notices

All notices, demands, requests or other communications required or authorised hereunder shall be deemed given sufficiently if in writing and if personally delivered, if sent by facsimile transmission, confirmed with a written copy thereof sent by overnight express delivery, if sent by registered mail or certified mail, return receipt requested and postage prepaid; or if sent by overnight express delivery:


If to Associated  to:          1204 Third Avenue, Suite 172
                               New York, NY USA 10021

With Copy to:                  David S. Stevens
                               Level 2, 55 Hunter Street,
                               Sydney  NSW  2000  Australia   Fax:  612-233 3860

If to Exchangor to:            Stanley Looman
                               Dominicanessen straat 22,
                               Oranjestad, Arub     Telecopy No: 0011-2978 36546

or such other addresses and facsimile numbers as shall be furnished by any party in the manner for giving notices hereunder and any such notice demand, request or other communication shall be deemed to have been given as of the date so delivered or sent by facsimile transmission three days after the date so mailed or one day after the date so sent by overnight delivery.

Section 7.04          Attorney's Fees

In the event that any party institutes any action or suit to enforce this Agreement or to secure relief from any default hereunder or breach hereof, the breaching party or parties shall reimburse the nonbreaching party or parties for all costs, including reasonable attorney's fees, incurred in connection therewith and in enforcing or collecting any judgement rendered therein.

Section 7.05          Schedules:  Knowledge

Whenever in any section of this Agreement reference is made to information set forth in the schedules provided by Associated, or Exchangor, such reference is to information specifically set forth in such schedules and clearly marked to identify the information specifically set forth in such schedules and clearly marked to identify the section of this Agreement to which the information relates. Whenever any representation is made to the "knowledge" of any party, it shall be deemed to be a representation that no officer or director of such party, after reasonable investigation, has any knowledge of such matters.

Section 7.06          Third Party Beneficiaries

This contract is solely between Associated and Exchangor, and, except as specifically provided, no director, officer, stockholder, employee, agent, independent contractor, or any other person or entity shall be deemed to be a third party beneficiary of this Agreement.

Section 7.07          Entire Agreement

This Agreement represents the entire agreement between the parties relating to the subject matter hereof. All previous agreements between the parties whether written or oral, have been merged into this Agreement. This Agreement alone fully and completely expresses the agreement of the parties relating to the subject matter hereof. There are no other course of dealing, understandings, agreements, representations, or warranties, written or oral except as set forth herein.

Section 7.08          Survival: Termination

The representations, warranties, and covenants of the respective parties shall service the Closing Date and the consummation of the transactions herein contemplated.

Section 7.9           Counterparts

This Agreement may be executed in multiple counterparts, each of which shall be deemed an original and all of which taken together shall be but a single instrument.

Section 7.10          Amendment or Waiver

Every right and remedy provided herein shall be cumulative with every other right and remedy, whether conferred herein, at law, or in equity and such remedies may be enforced concurrently and no waiver by any party of the performance of any obligation by the other shall be construed as a waiver of the same or any other default then theretofore, or thereafter occurring or existing. At any time prior to the Closing Date, this Agreement may be amended by a writing signed by all parties hereto, with respect to any of the terms contained herein , and any term or condition of this Agreement may be waived or the time for performance thereof may be extended by a writing signed by the party or parties for whose benefit the provision is intended.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officer, hereunto duly authorised as of the date first above written.

For and on behalf of Exchangor:

By: Stanley Looman



  S\-   Stanley Looman


Associated Technologies,
a Nevada Corporation


By:  David S. Stevens



   S/- David S. Stevens