Form 10-Q
period 1996-09-30
ASSOCIATED TECHNOLOGIES
filed 1996-11-19
CIK 894565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended              September 30, 1996
                                   --------------------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                   to

Commission File Number              33-55254-45


                             ASSOCIATED TECHNOLOGIES
             (Exact name of registrant as specified in its charter)

         NEVADA                                  87-0485306
(State or other jurisdiction of         (IRS Employer Identification Number)
 incorporation or organization)

1204 THIRD AVENUE, SUITE 172
NEW YORK, NY                                             10021
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code  (212) 988-0394

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


       Class                        Outstanding as of September 30, 1996
-----------------------            -------------------------------------
   CLASS A COMMON STOCK                      2,148,000 shares
    Par Value $0.001

                         PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

                          Item 1. Financial Statements
-------------------------------------------------------------------------------


Financial Statements                                                  Page

Consolidated Balance Sheets as at December 31, 1995 and
     September 30, 1996                                                F-1

Consolidated Statements of Operations for the quarter ending
     September 30, 1996                                                F-2

Consolidated Statement of Shareholders' Equity for the period
     from August 9, 1990 to September 30, 1996                         F-3

Consolidated Statements of Cash Flows for the quarter ending
     September 30, 1996                                                F-4

Selected Notes to Consolidated Financial Statements                    F-5

-------------------------------------------------------------------------------

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
-------------------------------------------------------------------------------


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

The operating results for the three months ended September 30, 1996 reflect the operations of Ogenic and the Company. Operating results for the quarter and nine months ended September 30, 1996 are not necessarily indicative of the results that can be expected for the year ending December 31, 1996. Results for the nine months ended September 30, 1996 also reflect certain one-off transactions in connection with the establishment of a Research & Development syndication which would not be expected to recur.

Ogenic entered into a tax based Research & Development program in June 1996 funded by tax effective investments under an Australian government sponsored initiative. The program, to develop a suite of products known as the Virtual Interactive Radio Station, has been thrown into some confusion, following a change of policy by the Australian government.

The full and timely development of the VIRS suite is dependent upon the provision of R&D funding. Given the doubt over the June 1996 program, and the fact that investment funds paid under the program are still held in escrow, the asset being funds on deposit and receivables and offsetting liabilities being Deferred income have been reversed.

If the program is reinstated, or converted to a form of direct government grant, as is the more likely, the balance sheet will be amended to reflect the changes. This is not expected before the March quarter 1997.

The Company has also issued shares in connection with the establishment of a second R&D program which will be in place by the end of the June quarter 1997.

In the absence of the anticipated R&D funding, the Company has nevertheless completed the development of the first component of the VIRS suite. Known as the Virtuoso, this digital radio station will be released in December 1996 and has already attracted interest throughout Australia and Asia.

Liquidity and Capital Resources

The Balance Sheet as at September 30 reflects the assets and liabilities following the acquisition of Ogenic. Current Liabilities are about $438,000. The main items of Current Liabilities are accounts payable and accrued expenses. Current assets are about $1,635,000, the main item of which is prepaid expenses that will be charged to expense in 1997. The prepaid items include advertising and an up-front fee for a Research & Development program for 1997.

The Company has been funded to the extent of more than $1,500,000 by major shareholders, Chancellor Group, Inc., and First Sydney Capital. These debts have been converted to equity during the quarter. The Company's ongoing operations are dependent upon the continued support of its major shareholders, and the receipt of R&D funding under the Australian government's modified R&D program, and a second R&D scheme which will be funded by June 1997.

Impact of Inflation

The Company believes that its activities are not materially affected by inflation.

Foreign Currency Exposure

Income from Ogenic Technologies Pty Limited, the Company's operating subsidiary, will be in the form of Cash received from customers for sales of products, services, and technology, and the reimbursement of funds expended on Research & Development. In the main, contracts are negotiated in Australian Dollars, with liabilities incurred in Australian Dollars.

Exchange Rate

The Exchange Rate at September 30, 1996 was: $US1.00 = $AU1.27

                           PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

                    Item 6. Exhibits and Reports on Form 8-K
-------------------------------------------------------------------------------


(a)  The following exhibits are included in this filing:
                                                                     Page
     Financial Statements as of September 30, 1996                    F-1
     Financial Data Schedule

(b)  Reports on Form 8-K.

     During the quarter, the Company filed an 8-K to announce the acquisition of Ogenic Technologies Pty Limited as a wholly-owned subsidiary. The 8-K was dated June 28, 1996 and filed July 12, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED TECHNOLOGIES



By:     s/ Neil Alan Green
       Neil Alan Green, President

Dated:            November 19, 1996

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                                 9/30/96
                                                                                     (Unaudited)            12/31/95
CURRENT ASSETS                                                                    -----------------     -----------------
     Cash                                                                         $          23,361     $               0
     Accounts receivable                                                                     99,397                     0
     Inventories                                                                            338,644                     0
     Prepaid expenses                                                                     1,173,206                     0
                                                                                  -----------------     -----------------
                                                          TOTAL CURRENT ASSETS            1,634,608                     0

PROPERTY, PLANT, AND EQUIPMENT
     Equipment                                                                              470,477                     0
     Accumulated depreciation and amortization                                             (337,407)                    0
                                                                                  -----------------     -----------------
                                            NET PROPERTY, PLANT, AND EQUIPMENT              133,070                     0

OTHER ASSETS
     Licensed technology                                                                  3,406,078                     0
                                                                                  -----------------     -----------------
                                                                                          3,406,078                     0
                                                                                  -----------------     -----------------

                                                                                  $       5,173,756     $               0
                                                                                  =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                             $         126,636     $               0
     Accrued expenses                                                                       311,340                     0
                                                                                  -----------------     -----------------
                                                     TOTAL CURRENT LIABILITIES              437,976                     0

LONG-TERM LIABILITIES                                                                             0                     0
                                                                                  -----------------     -----------------
                                                             TOTAL LIABILITIES              437,976                     0

SHAREHOLDERS' EQUITY Common stock par value $.001:
         25,000,000 shares authorized; 2,148,000 shares issued
         (1,000,000 at 12/31/95)                                                              2,148                 1,000
     Additional paid-in capital                                                           5,850,079                     0
     (Deficit) accumulated during development stage                                      (1,116,447)               (1,000)
                                                                                  -----------------     -----------------

                                                    TOTAL SHAREHOLDERS' EQUITY            4,735,780                     0
                                                                                  -----------------     -----------------

                                                                                  $       5,173,756     $               0
                                                                                  =================     =================


See Selected Notes to Consolidated Financial Statements.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                              Period from
                                                                                                             8/9/90 (date
                                                    Three Months Ended              Nine Months Ended        of inception)
                                                  9/30/96         9/30/95        9/30/96        9/30/95       to 9/30/96
                                               -------------  -------------  -------------   -------------  -------------
Operating revenue                              $     248,053  $           0  $     248,053   $           0  $     248,053
Cost of sales                                        136,429              0        136,429               0        136,429
                                               -------------  -------------  -------------   -------------  -------------
                              GROSS PROFIT           111,624              0        111,624               0        111,624

General and administrative expenses                  761,072              0      1,221,072               0      1,222,072
                                               -------------  -------------  -------------   -------------  -------------
Loss before other items                             (649,448)             0     (1,109,448)              0     (1,110,448)
                                               -------------  -------------  -------------   -------------  -------------

Other Items:
     Profit on sale of land and building             102,052              0        102,052               0        102,052
     Research and design costs                      (146,478)             0       (146,478)              0       (146,478)
     Performance bond guarantee                      (22,363)             0        (22,363)              0        (22,363)
     Debt forgiveness                                 60,790              0         60,790               0         60,790
                                               -------------  -------------  -------------   -------------  -------------
                                                      (5,999)             0         (5,999)              0         (5,999)

INCOME (LOSS) BEFORE
     INCOME TAXES                                   (655,447)             0     (1,115,447)              0     (1,116,447)

PROVISION FOR INCOME TAXES                                 0              0                              0              0
                                               -------------  -------------  -------------   -------------   -------------

                         NET INCOME (LOSS)     $    (655,447) $           0  $  (1,115,447)  $           0  $  (1,116,447)
                                               =============  =============  =============   =============  =============

INCOME (LOSS) PER COMMON SHARE
     Net income (loss)  per weighted
       average common share
       outstanding - ordinary                  $        (.45) $         .00  $        (.95)  $         .00

     Net loss per weighted average common
       share outstanding - other                        (.01)           .00           (.01)            .00
                                               -------------  -------------  -------------   -------------

     Net income (loss) per weighted
       average common share outstanding        $        (.46) $         .00  $        (.96)  $         .00
                                               =============  =============  =============   =============

     Weighted average number of
       common shares outstanding                   1,437,804      1,000,000      1,162,547       1,000,000
                                               =============  =============  =============   =============

See Selected Notes to Consolidated Financial Statements.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      Period from August 9, 1990 (Date of Inception) to September 30, 1996
                                   (UNAUDITED)

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                        Additional           During
                                                         Common          Stock            Paid-in          Development
                                                         Shares         Amount            Capital             Stage
                                                     -------------   -------------  -----------------   -----------------
Balances at 8/9/90 (Date of Inception)                           0   $           0  $               0   $               0
     Issuance of common stock (restricted) at
       $.001 per share at 8/9/90                         1,000,000           1,000                                      0
Net loss for period                                                                                                (1,000)
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/90                                     1,000,000           1,000                  0              (1,000)
Net income for year                                                                                                     0
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/91                                     1,000,000           1,000                  0              (1,000)
Net income for year                                                                                                     0
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/92                                     1,000,000           1,000                  0              (1,000)
Net income for year                                                                                                     0
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/93                                     1,000,000           1,000                  0              (1,000)
Net income for year                                                                                                     0
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/94                                     1,000,000           1,000                  0              (1,000)
Net income for year                                                                                                     0
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/95                                     1,000,000           1,000                  0              (1,000)
     Issuance of common stock (restricted) at
       $5.00 per share for cash at 1/10/96                  20,000              20             99,980
     Issuance of common stock (Regulation S) at
       $42.58 per share to acquire subsidiary at
       6/28/96 (Value based on assets received)             80,000              80           (400,343)
     Issuance of common stock (restricted) at
       $30.20 per share to retire subsidiary's
       debt at 6/28/96                                     100,000             100          3,020,389
     Issuance of common stock (restricted) at
       $2.00 per share for expenses at 6/28/96             230,000             230            459,770
     Issuance of common stock (restricted) at
       $2.00 per share to retire debt at
       9/30/96                                             270,000             270            539,731
     Issuance of common stock (Regulation S)
       at $4.50 per share to retire debt at
       9/30/96                                             218,000             218            980,782
     Issuance of common stock (restricted) at
       $5.00 per share for prepaid expenses                230,000             230          1,149,770

Net loss for period                                                                                            (1,115,447)
                                                     -------------   -------------  -----------------   -----------------
Balances at 9/30/96                                      2,148,000   $       2,148  $       5,850,079   $      (1,116,447)
                                                     =============   =============  =================   =================


See Selected Notes to Consolidated Financial Statements.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                              Period from
                                                                                                             8/9/90 (date
                                                    Three Months Ended              Nine Months Ended        of inception)
                                                  9/30/96         9/30/95        9/30/96        9/30/95       to 9/30/96
                                               -------------   ------------  -------------   -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                  $    (655,447) $           0  $  (1,115,447)  $           0  $  (1,116,447)
     Adjustments to reconcile net (loss)
       to net cash  required  by  operating
       activities:
         Net book value of assets sold               605,578              0        605,578               0        605,578
         Depreciation                                 14,467              0         14,467               0         14,467
         Stock issued for expenses                         0              0        460,000               0        460,000
     Changes in assets and liabilities:
         Accounts receivable                         (81,841)             0        (81,841)              0        (81,841)
         Inventories                                 (28,966)             0        (28,966)              0        (28,966)
         Prepaid expense                             (23,206)             0       ((23,206)              0        (23,206)
         Accounts payable                            124,872              0        124,872               0        124,872
         Accrued expenses                             39,500              0         39,500               0         39,500
                                               -------------  -------------  -------------   -------------  -------------
                                                     650,404              0      1,110,404               0      1,110,404
                                               -------------  -------------  -------------   -------------  -------------
                      NET CASH REQUIRED BY
                      OPERATING ACTIVITIES            (5,043)             0         (5,043)              0         (6,043)

CASH FLOWS FROM INVESTING
   ACTIVITIES
     Cash acquired from subsidiaries                       0              0        104,353               0        104,353
                                               -------------  -------------  -------------   -------------  -------------
                      NET CASH PROVIDED BY
                      INVESTING ACTIVITIES                 0              0        104,353               0        104,353

CASH FLOWS FROM FINANCING
   ACTIVITIES
     Stock sold                                            0              0        100,000               0        101,000
     Loans - related parties                         572,208              0        572,208               0        572,208
     Loan repayments                                (748,157)             0       (748,157)              0       (748,157)
                                               -------------  -------------  -------------   -------------  -------------
              NET CASH PROVIDED (REQUIRED)
                   BY FINANCING ACTIVITIES          (175,949)             0        (75,949)              0        (74,949)
                                               -------------  -------------  -------------   -------------  -------------
                   NET INCREASE (DECREASE)
                                   IN CASH          (180,992)             0         23,361               0         23,361

CASH AT BEGINNING OF PERIOD                          204,353              0              0               0              0
                                               -------------  -------------  -------------   -------------  -------------
                     CASH AT END OF PERIOD     $      23,361  $           0  $      23,361   $           0  $      23,361
                                               =============  =============  =============   =============  =============

SUPPLEMENTAL  FINANCING  ACTIVITIES
     During the period ended June 30, 1996, the Company issued 80,000 shares of Regulation S common stock to acquire a subsidiary with net assets of $2,620,226 at market value. The Company also issued 100,000 shares of its restricted common stock to retire a debt owed by its subsidiary in the amount of $3,020,489. During the period ended September 30, 1996, the Company issued 270,000 shares of restricted stock to retire debt of $540,000, 230,000 shares of restricted stock for prepaid expenses of $1,150,000 and 218,000 shares of Regulation S stock to retire debt of $981,000.



See Selected Notes to Consolidated Financial Statements.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
The consolidated financial statements as of September 30, 1996 include the accounts of the Company and its wholly-owned subsidiary Ogenic Technologies Pty Ltd ("Ogenic") and Ogenic's 95% owned inactive subsidiary Ogenic Industries Pty Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Methods
------------------
The Company recognizes income and expenses based on the accrual method of accounting.

Cash and Cash Equivalents
-------------------------
All short term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents primarily include cash on hand and amounts on deposit with financial institutions.

Dividend Policy
---------------
The Company has not yet adopted any policy regarding payment of dividends.

Income Taxes
------------
The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. Since the Company has not yet realized income as of the date of this report, no provision for income taxes has been made.

In February 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which supersedes substantially all existing authoritative literature for accounting for income taxes and requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable. At September 30, 1996 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $1,000 which will expire December 31, 2006.

Trading Securities
------------------
The Company has adopted the reporting requirements of Statement of Financial Accounting Standards No. 115 whereby trading securities are reported at market value.

Foreign Currency Translation
----------------------------
Assets and liabilities denominated in foreign currencies are translated to US dollars at the exchange rate at the balance sheet date. Income statement items are translated at an average currency exchange rate. The resulting translation adjustment is recorded as a separate component of stockholders' equity.

NOTE 2:           DEVELOPMENT STAGE COMPANY

The Company was incorporated under laws of the State of Nevada on August 9, 1990 and has been in the developmental stage since incorporation. The Company intends to operate in the industries of manufacturing electronic broadcasting equipment and precision sheet metal products through its subsidiary Ogenic Technologies Pty Ltd, an Australian company.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               September 30, 1996



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

NOTE 4:           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

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

NOTE 8:           RESEARCH AND DEVELOPMENT

On June 29, 1996, a Research and Development syndicate was entered into by Ogenic with a joint venture whose participants are Elderberry Holdings Pty Limited (90%) and CGI Syndicated Investments Pty Limited (10%).

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               September 30, 1996



NOTE 8:           RESEARCH AND DEVELOPMENT (continued)

The Joint Venture purchased a Head License of the core technology for the Virtual Interactive Radio Station for an amount of $3,150,915 and entered into a research agreement for a contract sum of $1,734,840 over two (2) years.

Pending the satisfaction of certain conditions subsequent, the contract sum is to be paid in advance in strict accordance with the scheduled timetable for the research program unless otherwise agreed by the parties.

Ogenic is required to provide security to Elderberry Holdings Pty Ltd by way of a deposit account with First Sydney Securities or alternative acceptable security.

Ogenic has also entered into a put option agreement which gives the shareholders of Elderberry Holdings Pty Ltd the right to put their shares back to Ogenic at a price of $5,890,500 at the end of seven (7) years.

A marketing agreement has been entered into between Ogenic and the joint venture giving Ogenic an exclusive first right to negotiate a license for the commercial exploitation of new technology upon its successful development subject only to the negotiation of a royalty rate.

At the end of the commercialization period (7 years), the joint venture will decide whether to extend its participation and Elderberry Holdings Pty Ltd will determine whether to exercise its put option. Subsequent to the put option being exercised, Ogenic will subscribe for ordinary shares in Elderberry Holdings Pty Ltd and the proceeds from the subscription will be applied to the repayment of Elderberry's outstanding syndicate loan.

The agreement provides for certain events to trigger an exercise of the Put Option at dates other than the end of the commercialization period or at a price other than specified in the Put Option. These include the payment of royalties under the Marketing Agreement, events of default and the cancellation of the R & D program.

As at the date of these accounts, the future of the syndicate is uncertain following retrospective changes made by the Australian government. Because of these uncertainties the impact of the R&D scheme, both assets and liabilities, has been removed from the balance sheet as it could be misleading. The funds are still held in escrow pending resolution of Australian government legislation.

There are two likely alternatives. The first is that the program will be reinstated, following which the balance sheet will be adjusted. The second, and most likely, is that the government will provide substitute funding in the form of a direct grant under its START scheme. A decision is not expected to impact on the balance sheet before the March Quarter 1997.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                                           Nine            Nine Months
                                                                                           ended              ended
                                                                                         9/30/95*            9/30/96
                                                                                   ------------------   -----------------
Operating Revenue                                                                   $       2,073,153   $         387,813

Cost of Sales                                                                               1,293,731             279,718
                                                                                    -----------------   -----------------

                                                                      GROSS PROFIT            779,422             108,095

General and Administrative expenses                                                         2,334,550           1,730,938
                                                                                    -----------------   -----------------

Loss before other items                                                                    (1,555,128)         (1,622,843)

Other Items:
   Bad debt - subsidiary and write off investment                                            (552,118)            (23,700)
   Loss on disposal of fixed assets                                                          (189,051)                  0
   Profit on sale of land and buildings                                                             0             102,052
   Decline in value of land and buildings                                                    (268,459)                  0
   Performance bond guarantee                                                                       0             (22,363)
   Research and design costs                                                               (1,262,507)           (191,583)
   Bankruptcy expenses                                                                              0            (112,222)
   Debt forgiveness                                                                                 0             650,042
                                                                                    -----------------   -----------------

                                                                                           (2,272,135)            402,226
                                                                                    -----------------   -----------------

                                                 INCOME (LOSS) BEFORE INCOME TAXES         (3,827,263)         (1,220,617)

PROVISION FOR INCOME TAXES                                                                          0                   0
                                                                                    -----------------   -----------------

                                                                 NET INCOME (LOSS)  $      (3,827,263)  $      (1,220,617)
                                                                                    =================   =================

INCOME (LOSS) PER COMMON SHARE
   Net income (loss) per weighted average common share
     outstanding - ordinary                                                         $           (1.44)  $           (1.30)

   Net loss per weighted average common share
     outstanding - other                                                                        (2.10)                .32
                                                                                    -----------------   -----------------

   Net income (loss) per weighted average common share
     outstanding                                                                    $           (3.54)  $            (.98)
                                                                                    =================   =================

Weighted average number of common shares outstanding                                        1,080,000           1,242,547
                                                                                    =================   =================


          * These figures are based on best efforts of management. Ogenics year end is June. The 9/30/95 figures include 6/30/95 audit adjustments.