Form 10-K
period 1996-12-31
ASSOCIATED TECHNOLOGIES
filed 1997-04-17
CIK 894565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark one)
[X] Annual Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from               to
                                        -------------

                       Commission File Number 33-55254-45

                             ASSOCIATED TECHNOLOGIES
             (Exact name of registrant as specified in its charter)

                  NEVADA                               87-0485306
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organisation)                    Identification No.)

1204 THIRD AVENUE, SUITE 172 NEW YORK, NY               10021
(Address of principal executive offices)             (Zip Code)

          Issuer's telephone number, including area code:(212) 988 0394

Securities registered pursuant to section 12(b) of the Act: NONE

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 40 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of April 10, 1997 the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and ask price of such stock was $3,463,650

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                           Outstanding as of March 5, 1997
-------------------------------------------------------------------------------
$0.001 PAR VALUE CLASS A COMMON STOCK                       2,148,000

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I



                         ITEM 1. DESCRIPTION OF BUSINESS

-------------------------------------------------------------------------------

Corporate Strategy

Associated Technologies ("ASCT") was originally incorporated on the 9th of August 1990 under the laws of the State of Nevada. A subsequent change in control of the company and the appointment of a new board of directors occurred on the 10th of January 1996.

On that date, ASCT entered into an investment banking agreement with Sydney investment banker First Sydney Capital Limited, with the intent to acquire specialist technology companies with existing interests and growth strategies in the substantial markets of Asia and the Pacific Basin.

The Pacific Rim countries are the fastest growing economies in the world. These countries include Australia and New Zealand, the "Tiger" economies of South East and North East Asia, several NIE's (newly industrialising countries) and the NAFTA countries (North American Free Trade Association).

Rapid growth in these countries has led to a demand for advanced technology and products to establish or enhance telecommunications infrastructure, of which broadcasting systems are an important component.

The business of NASD OTC Bulletin Board listed company ASCT, is the identification and acquisition of technological assets which are undervalued in their country of origin and which, by accessing the US capital markets and Pacific Rim consumer end-markets, can generate substantial shareholder wealth.

Ogenic Technologies Pty Ltd ("Ogenic") is a wholly owned subsidiary of ASCT and represents the first acquisition of assets which will be used to profit from high growth, Pacific Rim telecommunications, information technology, broadcast and commercial entertainment markets.

General

On 28th June, 1996, the company acquired all of the issued and outstanding capital of Ogenic, an Australian based operating company which develops and manufactures both analogue and digital radio broadcasting equipment and software. Ogenic was acquired following the completion of a creditor protection administration (the Australian equivalent of chapter XI re-organisation) controlled by Ernst & Young. The acquisition was funded by and promoted by Chancellor Group Inc. with First Sydney Capital.

Subsequent to the appointment of the Administrator, Ogenic sought legal redress against the former directors of the company for breaches of fiduciary duty which were instrumental in causing Ogenic's liquidity problems. Ogenic has since been awarded judgement against these directors in all 10 pleas sought and compensation has been paid by the directors and applied against the costs of the action.

The Company's immediate future is its investment in Ogenic Technologies, which is developing digital sound solutions and products and in bringing these products to the market progressively over the next 2 years.

As stated in the June quarter report, Ogenic had obtained approval from the Industry Research and Development Board for funding via an R&D syndication. This first syndication was bought to a close by a change of government policy which abolished existing tax concessions. As a result of significant lobbying of members of the Australian Parliament the syndication proposals of Ogenic were reinstated. A successful outcome will result in funding of US$1.7 million for research and development over the next two years.

In addition and separate to the above, Ogenic has commenced the preparation of an information memorandum to raise US$4.8 million by means of an Australian tax effective investment structure. The fundraiser for this project is Main Camp Limited who are also shareholders of AT. Main Camp Limited have raised US$200 million under such structures since 1995. Under this program the first tranche of funding is due in the first week of July 1997. The investors will receive a return by means of a royalty on product sales developed under this funding program.

Future Development - OGENIC TECHNOLOGIES PTY LTD - ASCT's First Acquisition

Ogenic has held a strong position in the Australian marketplace for over 21 years and in recent times, it has expanded into Asia with its first sales into Singapore and Hong Kong.

Ogenic plans to focus its broadcast industry expansion towards the developing Asian markets such as China, India, Philippines, Thailand and Indonesia which require traditional robust audio broadcasting products. Using a digital product range, Ogenic plans to enter the more sophisticated and competitive markets in Asia such as Singapore and Hong Kong and then expand into Europe and the USA.

As mentioned above, Ogenic has embarked upon an R&D program to upgrade its existing computerised station management products into a range of all digital audio broadcasting products to be known as the Virtual Interactive Radio Station ("VIRS"). The first of these products is Virtuoso(TM), a state of the art PC playout system.

Virtuoso(TM) is to be sold as a stand-alone product and will also form a module within the suite of VIRS products. The VIRS product range is expected to be the first fully integrated, all digital radio station to include DAB1 capability, Internet connection for sales, rental and broadcasting of sound files, automatic listener voice interactive modules and extensive systems management software.

From the development of the VIRS product range, additional products are planned for use as audio-on-demand distribution hubs and fully automated multi-service playout systems for the entertainment industry.

With this digital product range, Ogenic will enter Australia and the more sophisticated and commercial markets in Asia (such as Singapore and Hong Kong) and then expand into the USA and Europe. Technology upgrades for existing radio stations in these countries from AM/FM equipment to "DAB" and station management systems, are expected to be in the region of US $1.7 billion over the following 10 years.

New Products For New Market Places

Ogenic plans to expand its software range to suit the requirement of the hotel and commercial entertainment industries. Such modifications are considered technically minor and early market entry could occur by the last quarter of 1997. Market penetration is due to commence in Australia followed by the US and Europe. Preliminary estimates of market size for these applications of Ogenic's products and associated hardware, are $8.32 billion per annum. Accepting the newness of these products, Ogenic's estimates of the total qualified market size from 1997 to 2001, indicate the said market capital expenditure of US$330 million.

Ogenic Staff

Ogenic has a team of 30 people, the majority of whom are in their 30's. This team is projected to expand to 40 full time staff over the next three years, with contractors adding an extra 20 during peak R&D periods.

--------
1    Digital Audio Broadcasting
2 Based on Ogenic's business plan growth stategy of technology ranging from 4 years in Australia and the USA, to 15 years in less developed countries.

Ogenic Facilities

Ogenic has a 5 year lease on an office and production facility of 15,780 square feet on 2.77 acres of land near the international airport in Perth, Western Australia. This represents an adequate area for Ogenic's requirements over this period.

Corporate Objectives

Ogenic's corporate objectives are as follows:

oTarget the high growth Pacific Rim telecommunications, broadcasting commercial entertainment markets. oAccess the US capital markets which have become global in scope. oUse the convergence of telecommunications, information technology and broadcast technologies to redesign existing product and produce and market systems integration products. oTo facilitate the sale or rental of sound files to commercial and consumer end-users via the Internet and Cable mediums. oTo be a market focused and innovative developer of software for the broadcast and entertainment industries. oTo achieve strong and consistent corporate growth.

For further information review www.ogenic.com.au

Industry Narrative

The Company's stated industry target is the technology industry, particularly concentrating on businesses with a USA/Australasia-Pacific focus. The Company anticipates encountering significant competition both in locating other suitable businesses due to competition from companies in similar positions, and having acquired additional businesses in bringing the company to a profitable status.

Employees

Associated Technologies has no salaried employees. The services of experienced banking and administrative personnel, who handle the day to day business activities of the Company and maintain its books and records, are provided to the Company by related parties (See Item 11 - "Executive Compensation").

Offices

The company maintains a registered office at 1800 East Sahara, Suite 107, Las Vegas, Nevada 89104 USA (See Item 2 - "Properties").

The Company maintains an administrative office at 1204 Third Avenue, Suite 172, New York NY 10021 USA (See Item 2 - "Properties").

The Company maintains an Australasian-Pacific office at Level 5, 151 Macquarie Street, Sydney NSW 2000 Australia (See Item 2 - "Properties").

Ogenic maintains offices and manufacturing facilities at 34 Great Eastern Highway, South Guildford, Western Australia.

                               ITEM 2. PROPERTIES

-------------------------------------------------------------------------------

The Company owns no properties and utilises space on a rent-free basis in the office of one of its principal shareholders, First Sydney Capital. This arrangement is expected to continue for the foreseeable future. The Company has no agreements with respect to the maintenance or future acquisition of office facilities, however, following the successful acquisition of Ogenic, it is anticipated that the office of the Company will be moved in the medium term.



                            ITEM 3. LEGAL PROCEEDINGS

-------------------------------------------------------------------------------

None.



          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

-------------------------------------------------------------------------------

No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1996.



     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
                                     MATTERS

-------------------------------------------------------------------------------

The Company's $0.001 par value common stock commenced trading in July 1996.

As of February 1997, there were 400 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

The trading market for the Company's $.0001 par value common stock commenced in July 1996 on the NASDAQ Bulletin Board. In the period between commencement of trading and April 1997 the shares have traded in the range of $0.50 to $7.50.

The information below was provided by brokers and does not necessarily represent prices of actual sales of the Company's common stock, nor does it take into account any brokerage discounts, commissions, or fees.

       Quarter          High Bid       High Ask      Low Bid      Low Ask
 ------------------    -----------    ----------    ---------    ---------
 First 1996            $       .00    $      .00    $     .00    $     .00
 Second 1996                   .00           .00          .00          .00
 Third 1996                   7.00          7.50          .00          .00
 Fourth 1996                  7.00          7.50         3.00        3.375

                         ITEM 6. SELECTED FINANCIAL DATA

-------------------------------------------------------------------------------

                                                Associated Technologies
                                                 Summary of Operations
                                                     December 1996


                                                   1996           1995           1994           1993            1992
                                            -----------      ---------     ----------      ---------      ----------
Total Assets                                  1,260,850              0              0              0               0
Revenues                                        459,883              0              0              0               0
Operating Expenses                            1,785,631              0              0              0               0
Net Earnings (Loss)                         (2,644,052)              0              0              0               0

Per Share Data Earnings (Loss)                   (1.88)              0              0              0               0

Average Common Shares                         1,409,414      1,000,000      1,000,000      1,000,000       1,000,000
Outstanding



              ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                                  OF OPERATION

-------------------------------------------------------------------------------

Financial Position

As of December 31 1996, the company had total assets of $1.26 million. These assets exclude goodwill of $845,012 representing the excess of liabilities over assets acquired by the company when purchasing Ogenic. This goodwill on acquisition has been written off in the year. However, total assets does include $750,000 in prepaid expenses relating to the proposed US $4.8 million funded R & D program. Current liabilities consisting of accounts payable and accrued liabilities are approximately $573,321 and other liabilities of approximately $500,321 relate to loans advanced to the company or its subsidiary by shareholders.

Ability of the Company to Continue
At the date of this report, funding for the Company's immediate needs is being negotiated through a US based merchant bank and is expected to be finalised within the next few weeks.

Funding for Ogenic's various R&D and commercialisation projects are expected to be forthcoming from private investors under two separate funding programs. Sales generated from the company's existing and newly developed project range are expected to be cash positive and provide additional working capital finance.

It is not intended at this stage that any further funds will be sought from the market.



               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

-------------------------------------------------------------------------------

See ITEM 14.

       ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

-------------------------------------------------------------------------------

On April 10, 1997 the Company's prior auditors, Smith & Company resigned.

Neither of Smith & Company's reports on the financial statements for the past two years contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between Smith & Company and the Company on any matter of accounting principles, financial statement disclosure or auditing scope or procedure during the two most recent fiscal years and through the present date.

None of the items of Regulation S-K Section 229.304 items  (a)(1)(v)(A)  through
(D) are applicable.

                                    PART III



            ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

-------------------------------------------------------------------------------

The following table shows the positions held by the Company's officers and directors. The directors will serve until their successors have been elected and have qualified

 Name                                                  Position

 Alan James GALLAGHER                        (Acting) President & CEO Chairman

 Deryck Fletcher Gow GRAHAM                  Vice President

 Leonard Noel McDOWALL                           Director & CFO
                                                 Secretary & Treasurer
Alan James Gallagher
(Acting) President

Mr. Gallagher is a lawyer, accountant and company secretary with over thirty years commercial experience including directorships of public and private companies. He holds degrees in law and accounting and has undertaken courses covering company secretarial duties and management, and is a member of tax and banking institutes.

During a career spanning twenty years with Westpac Banking Corporation of Australia, he filled many positions in areas such as Staff Research and Industrial Relations as Senior Legal Officer, Manager Corporate Finance and Assistant Chief Accountant. Mr. Gallagher entered private legal practice as Managing Partner of the Sydney, Australia CBD firm Barwick & Co., where he practised law in the fields of commerce, banking and taxation until 1990, during which time he filled a number of outside positions including treasurer of the Medico-Legal Society. He is now Managing Director of Main Camp Management Pty Ltd, a specialist funding organisation.

Deryck Fletcher Gow Graham
Vice President

Mr. Graham has been in senior management positions in Australian public companies for 10 years and in the capacity of executive director for 7 years. He has been on the board of private companies for the past 15 years. During his employ as executive director of Eagle Aircraft Australia Ltd, Mr. Graham was responsible for the organisation's marketing and public relations in addition to overviewing and reporting to the board on Ogenic's administrative operations.

He has had extensive experience with dealing at board and ministerial levels with South East Asian and Australian companies and governments and has established substantial joint ventures with the Malaysian Government and the Petronas Oil Company of Malaysia.

Mr. Graham's industry experience spans real estate, mining, aerospace manufacturing, electronics and software. In addition to Mr. Graham's corporate experience, his management style is strongly founded on marketing and promotion. He has a Diploma of Company Directorship, numerous marketing certificates and is a member of the Australian Institute of Company Directors. Mr. Graham is currently Managing Director of Ogenic, ASCT's wholly owned subsidiary.

Leonard Noel McDowall
Director, Treasurer and CFO

Mr. McDowall has been a Chartered Accountant for over 25 years, most of those as inaugural Chairman and Managing Partner of Bird Cameron, Chartered Accountants, which employed 1000 people in 50 offices in Australia and Hong Kong. Mr. McDowall established Bird Cameron's Mergers and Acquisitions division in 1987.

He has substantial experience in all facets of financial management with particular emphasis on structuring and negotiation of joint ventures and capital raisings. Following his retirement from the accounting profession, he established the Australian Investment Bank, Ausyork Securities Limited which merged with First Sydney Capital Limited, of which he is Managing Director.



                         ITEM 11. EXECUTIVE COMPENSATION

-------------------------------------------------------------------------------

The following directors receive remuneration: (a) Deryck Graham as Managing Director of Ogenic Technologies receives remuneration of $82,950 in that capacity; (b) Len McDowall received directors fees of $15,800 paid from Ogenic Technologies.

The Company has made no other arrangements for the remuneration of its officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expense, including travel expenses if any, made on the Company's behalf in the investigation of business opportunities and others. No remuneration has been paid to the Company's officers or directors prior to the filing of this form. There are no agreements or understandings with respect to the amount or remuneration that officers and directors are expected to receive in the future. No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company's management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its management. At such time, contracts may be negotiated with new management requiring the payment of annual salaries or other forms of compensation which cannot presently be anticipated. Use of the term "new management" is not intended to preclude the possibility that any of the present officers or directors of the company might be elected to serve in the same or similar capacities upon the Company's decision to participate in other business opportunities.

There are no plans, proposals, arrangements or understandings with respect to the sale of additional securities to affiliates, current shareholders or other prior to the location of a business opportunity.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

-------------------------------------------------------------------------------

The following table sets forth, as of April 10, 1997, information regarding the beneficial ownership of shares by each person known by the Company to own beneficially, more than 5% or more of the outstanding shares by each of the directors and officers and by the directors and officers as a group.



Title                Name and Address of                       Amount and Nature     Percent
of                   Beneficial Owner                          of Beneficial         of
Class                                                          Ownership             Class
--------------------------------------------------------------------------------------------------------
Common               Business and Research
                      Management  Pty Ltd                                150,000(1)            7%
                     Level 1, 96 Tamar Street
                     Ballina  NSW  2478

Common               FYEO AVV                                              400,000          18.6%
                     Dominicanessenstraat 22
                     Oranjested, Aruba

Common               First Sydney Investments Pty Ltd                    150,000(2)            7%
                     Level 5, 151 Macquarie Street
                     Sydney  NSW  2000

Common               Four Star Ranch Inc.                                  177,900           8.3%
                     3098 S Highland Drive
                     Suite 460
                     Salt Lake City  UT  84106

Common               Salter Power Shervington                            110,000(3)         5.11%
                     (ATF Ogenic Limited)
                     52 Ord Street,
                     West Perth   WA   6005, Australia

Common               Alan Gallagher                                            0(1)         0.00%
                     Level 1, 85 Tamar Street
                     Ballina NSW 2478

Common               Len McDowall                                              0(2)         0.00%
                     48 Moncur Street
                     Woollahra NSW 2025

Common               Deryck Graham                                             0(3)         0.00%
                     22B John Street
                     North Fremantle WA 6159

                     All Officers and Directors as a group                 110,000          5.11%
                     (3 persons)

(1) Mr. Gallagher is part of Business and Research but does not control the entity.
(2)  Mr. McDowall is part of First Sydney but does not control the entity.
(3) Mr. Graham has an interest in Ogenic Limited which is beneficial owner of the Salter shares.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

-------------------------------------------------------------------------------

No officer, director, nominee for election as a director, or associates of such officers, director or nominee is or has been in debt to the Company during the last fiscal year. However, the Company's major shareholders have made oral undertakings to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to fund both the day to day operations of its subsidiaries and, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, professional fees, printing and copying fees and other miscellaneous fees and on-lending to its new wholly owned subsidiary Ogenic for operating expenses.



               ITEM 14. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

-------------------------------------------------------------------------------

Financial Statements and Financial Statement Schedules

Financial Statements - December 31, 1996, 1995, 1994

The following exhibit is included:
         (27) Financial Data Summary

Reports on Form 8-K

Not applicable

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.



Date:    15 April, 1997


ASSOCIATED TECHNOLOGIES




By: S\  Alan Gallagher
        Alan Gallagher, President, CEO & Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





S\  Alan Gallagher                President, CEO &           15 April, 1997
--------------------------
Alan Gallagher                    Director





S\  Leonard McDowall              Treasurer & CEO            15 April, 1997
--------------------------
Leonard McDowall                  Secretary & Director

                                STANTON PARTNERS
                                  5 ORD STREET
                                 WEST PERTH 6005
                                WESTERN AUSTRALIA
                         Telephone Number: (09) 481-3144
                            Facsimile: (09) 321-1204

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Associated Technologies

We have audited the accompanying consolidated balance sheets of Associated Technologies as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and consolidated cash flows for the years ended December 31, 1996, 1995, and 1994 and for the period of August 9, 1990 (date of inception) to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with general accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Associated Technologies as of December 31, 1996 and 1995, and the consolidated results of its operations, changes in stockholders' equity (deficit) and its consolidated cash flows for the years ended December 31, 1996, 1995, and 1994 and for the period of August 9, 1990 (date of inception) to December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company and its subsidiary will continue as a going concern. As shown in the consolidated financial statements, the Company and its subsidiary has a consolidated working capital deficiency of $186,864 at December 31, 1996 and a consolidated accumulated deficit of $2,645,052. The Company and its subsidiary have suffered losses from operations and have a substantial need for working capital.

This raises substantial doubt about the Company's and its subsidiary's ability to continue as a going concern. Managements' plans in regard to these matters are described in Note 1(o) to the consolidated financial statements. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The value of the asset, Prepayment totalling $750,000 as referred to in Note 8 is dependent upon the Company's agent successfully raising funds in the near future as envisaged and referred to in Note 1 (o) to the consolidated financial statements.

Stanton Partners
Public Accountants

/s/ Stanton Partners

Perth, Western Australia
April 15, 1997

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS AT DECEMBER 31 1996

ASSETS
                                                              Notes               12/31/96           12/31/95
                                                         ----------           --------------       ----------
CURRENT ASSETS
     Cash                                                                     $       18,054       $        0
     Accounts receivable                                   6                         181,341                0
     Inventories                                           7                         187,062                0
     Prepaid expenses                                      8                         759,051                0
                                                                              --------------       ----------
TOTAL CURRENT ASSETS                                                               1,145,508                0
                                                                              --------------       ----------

PROPERTY, PLANT, AND EQUIPMENT
     Equipment                                             10                        425,003                0
     Accumulated depreciation and amortization                                      (309,661)               0
                                                                               --------------      ----------
NET PROPERTY, PLANT, AND EQUIPMENT                                                   115,342                0
                                                                              --------------       ----------

GOODWILL                                                   11                              0                0
                                                                              --------------       ----------
                                                                                           0                0
                                                                              --------------       ----------

TOTAL ASSETS                                                                  $    1,260,850       $        0
                                                                              ==============       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                         $      155,256       $        0
     Accrued expenses                                      12                        324,287                0
     Loans                                                 13                         66,562                0
     Provisions                                            14                         27,216                0
                                                                              --------------       ----------
TOTAL CURRENT LIABILITIES                                                            573,321                0
                                                                              --------------       ----------

LONG-TERM LIABILITIES                                      15                        500,321                0
                                                                              --------------       ----------
TOTAL LIABILITIES                                                                  1,073,642                0
                                                                              --------------       ----------

SHAREHOLDERS' EQUITY Common stock par value $.001:
         25,000,000 shares authorized; 2,148,000
         shares issued(1,000,000 at 12/31/95)                                          2,148            1,000
     Additional paid-in capital                                                    2,830,112                0
     (Deficit) accumulated                                                        (2,645,052)          (1,000)
                                                                              --------------       ----------

TOTAL SHAREHOLDERS' EQUITY                                                           187,208                0
                                                                              --------------       ----------

                                                                              $    1,260,850       $        0
                                                                              ==============       ==========

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                Period from
                                                                         Consolidated                     8/9/90 (date of
                                                                          Year ended                           inception) to
                                             Notes       12/31/96          12/31/95         12/31/94             12/31/96
                                                      ---------------  ---------------   ---------------  ----------------------
Operating revenue                              2      $       459,883  $             0   $             0  $              459,883
Cost of sales                                                 358,118                0                 0                 358,118
                                                      ---------------  ---------------   ---------------  ----------------------

                              GROSS PROFIT                    101,765                0                 0                 101,765

General and administrative expenses                        (1,785,631)               0                 0              (1,786,631)
                                                      ---------------  ---------------   ---------------  ----------------------
Loss before other items                                    (1,683,866)               0                 0              (1,684,866)

Other items                                    3             (960,186)               0                 0                (960,186)

                      INCOME (LOSS) BEFORE
                              INCOME TAXES     4           (2,644,052)               0                 0              (2,645,052)

                      PROVISION FOR INCOME
                                     TAXES                          0                0                 0                       0
                                                      ---------------  ---------------   ---------------  ----------------------

                         NET INCOME (LOSS)            $    (2,644,052) $             0   $             0  $           (2,645,052)
                                                      ===============  ===============   ===============  ======================

INCOME (LOSS) PER COMMON
     SHARE
     Net income (loss) per weighted
         average common share
         outstanding - ordinary                       $         (1.34) $             0   $             0
                                                      ===============  ===============   ===============

     Net income (loss) after other items per
         weighted average common share
         outstanding - ordinary                       $         (1.88) $             0   $             0
                                                      ===============  ===============   ===============

     Weighted average number of
         common shares outstanding                          1,409,414        1,000,000         1,000,000
                                                      ===============  ===============   ===============


Note: The consolidated accounts for the economic entity includes the results of Ogenic Technologies Pty Ltd for the period from June 29, 1996 to December 31, 1996. Details of the operating results of the subsidiary for the full financial year are provided on page 15.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES

             STATEMENTS OF OPERATIONS OF OGENIC TECHNOLOGIES PTY LTD
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                                               Year Ended
                                                                             ----------------------------------------
                                                                                  12/31/96              12/31/95
                                                                             ------------------    ------------------
Operating revenue                                                      2     $          599,224    $        2,912,742
Cost of sales                                                                          (495,975)           (1,488,945)
                                                                             ------------------    ------------------

GROSS PROFIT                                                                            103,249             1,423,797

General and administrative expenses                                                  (1,235,382)           (4,091,942)
                                                                             ------------------    ------------------

Loss before other items                                                              (1,132,133)           (2,668,145)
                                                                             ------------------    ------------------

Abnormal Items                                                         3                193,745            (1,580,949)

INCOME (LOSS) BEFORE INCOME TAXES                                      4               (938,388)           (4,249,094)

PROVISION FOR INCOME TAXES                                                                    0                     0
                                                                             ------------------    ------------------

NET INCOME (LOSS)                                                            $         (938,388)   $       (4,249,094)
                                                                             ==================    ==================

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES

        COMBINED STATEMENTS OF OPERATIONS OF ASSOCIATED TECHNOLOGIES AND
                           OGENIC TECHNOLOGIES PTY LTD
                       FOR THE YEAR ENDED DECEMBER 31 1996
                                   (UNAUDITED)

                                                                                               Year Ended
                                                                             ---------------------------------------
                                                                                  12/31/96              12/31/95
                                                                             ------------------    ------------------


Operating revenue                                                      2     $          599,224    $        2,912,742
Cost of sales                                                                          (495,975)           (1,488,945)
                                                                             ------------------    ------------------

GROSS PROFIT                                                                            103,249             1,423,797


General and administrative expenses                                                  (2,720,184)           (4,091,942)
                                                                             ------------------    ------------------

Loss before other items                                                              (2,616,935)           (2,668,145)
                                                                             ------------------    ------------------

Other Items                                                            3                193,745            (1,580,949)

INCOME (LOSS) BEFORE
   INCOME TAXES                                                        4             (2,423,190)           (4,249,094)

PROVISION FOR INCOME TAXES                                                                   0                      0
                                                                             ------------------    ------------------
NET INCOME (LOSS)                                                            $       (2,423,190)   $       (4,249,094)
                                                                             ==================    ==================



The above statement  includes the operating  results of AT and Ogenic as if they
had  been  grouped   throughout  the  year  and  excludes  any   adjustments  on
consolidation.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       PERIOD FROM AUGUST 9, 1990 (DATE OF INCEPTION) TO DECEMBER 31, 1996

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                                Additional            During
                                                                      Common Stock                Paid In           Development
                                                                  Shares         Amount           Capital              Stage
                                                              -------------  -------------   -----------------  ------------------
Balances at 8/9/90 (Date of Inception)                        $           0  $           0   $               0  $                0
Issuance of common stock (restricted) at
   $.001 per share at 8/9/90                                      1,000,000          1,000                   0                   0
Net loss for period                                                       -              -                   -              (1,000)
                                                              -------------  -------------   -----------------  ------------------

Balances at 12/31/90                                              1,000,000          1,000                   0              (1,000)
Net income for year                                                       -              -                   -                   -
                                                              -------------  -------------   -----------------  ------------------

Balances at 12/31/91                                              1,000,000          1,000                   0              (1,000)
Net income for year                                                       -              -                   -                   -
                                                              -------------  -------------   -----------------  ------------------

Balances at 12/31/92                                              1,000,000          1,000                   0              (1,000)
Net income for year                                                       -              -                   -                   -
                                                              -------------  -------------   -----------------  ------------------

Balances at 12/31/93                                              1,000,000          1,000                   0              (1,000)
Net income for year                                                       -              -                   -                   -
                                                              -------------  -------------   -----------------  ------------------

Balances at 12/31/94                                              1,000,000          1,000                   0              (1,000)
Net income for year                                                       -              -                   -                   -
                                                              -------------  -------------   -----------------  ------------------

Balances at 12/31/95                                              1,000,000          1,000                   0              (1,000)
   Issuance of common stock (restricted) at
     $5.00 per share for cash at 1/10/96                             20,000             20              99,980
   Issuance of common stock ( 80,000
    Regulation S and 100,000 restricted) at
    $0.001 per share to acquire subsidiary
    and associated intercompany debt at 6/28/96                     180,000            180                   0
   Issuance of common stock (restricted) at
     $2.00 per share for expenses at 6/28/96                        230,000            230             459,770
   Issuance of common stock (restricted) at
     $2.00 per share to retire debt at 9/30/96                      270,000            270             539,730
   Issuance of common stock (Regulation S)
     at $4.50 per share to retire debt at 9/30/96                   218,000            218             980,782
   Issuance of common stock (restricted) at
     $5.00 per share for prepaid expenses at 9/30/96                150,000            150             749,850
   Issuance of common stock (restricted) at
     $0.001 per share at 9/30/96                                     80,000             80                   0

Net loss for year                                                         -              -                   -          (2,644,052)
                                                              -------------  -------------   -----------------  ------------------

Balances at 12/31/96                                              2,148,000  $       2,148   $       2,830,112  $       (2,645,052)
                                                              =============  =============   =================  ==================

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                              Period from
                                                                                                            8/9/90 (date to
                                                                            Year  Ended                       inception)
                                                                   12/31/96           12/31/95 and 94         to 12/31/96
                                                              ------------------  ----------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                 $       (2,644,052) $                    0  $      (2,645,052)
     Adjustments  to  reconcile  net (loss) to net cash
          required  by  operating activities:
         Profit on sale of land and buildings                            (88,036)                      0            (88,036)
         Depreciation                                                     32,237                       0             32,237
         Amortisation of goodwill                                        845,012                       0            845,012
         Provisions                                                       12,617                       0             12,617
     Changes in assets and liabilities:
         Accounts receivable                                            (202,039)                      0           (202,039)
         Inventories                                                     127,550                       0            127,550
         Prepaid expense                                                (758,376)                      0           (758,376)
         Accounts payable                                                140,740                       0            140,740
         Accrued expenses                                                 14,702                       0             14,702
                                                              ------------------  ----------------------  -----------------
                                                                         124,407                       0            124,407
                                                              ------------------  ----------------------  -----------------
NET CASH REQUIRED BY
OPERATING ACTIVITIES                                                  (2,519,645)                      0         (2,520,645)

CASH FLOWS FROM INVESTING
   ACTIVITIES
     Proceeds from sale of land and buildings                            713,797                       0            713,797
     Purchases of Fixed Assets                                           (18,752)                      0            (18,752)
     Cash acquired from subsidiaries                                     147,939                       0            147,939
                                                              ------------------  ----------------------  -----------------

NET CASH PROVIDED BY
   INVESTING ACTIVITIES                                                  842,984                       0            842,984

CASH FLOWS FROM FINANCING
   ACTIVITIES
     Loan repayments - Bank                                             (657,307)                      0           (657,307)
     Proceeds  from sale of shares                                     2,831,260                       0          2,832,260
     Loans - related parties                                             500,321                       0            500,321
     Loan repayments - related parties                                (1,047,928)                      0         (1,047,928)
     Other loans                                                          68,369                       0             68,369
                                                              ------------------  ----------------------  -----------------

NET CASH PROVIDED (REQUIRED)
   BY FINANCING ACTIVITIES                                             1,694,715                       0          1,695,715
                                                              ------------------  ----------------------  -----------------

NET INCREASE (DECREASE)
   IN CASH                                                                18,054                       0             18,054

CASH AT BEGINNING OF PERIOD                                                    0                       0                  0
                                                              ------------------  ----------------------  -----------------
CASH AT END OF PERIOD                                         $           18,054  $                    0  $          18,054
                                                              ==================  ======================  =================

Cash paid for interest:                                       $           84,502  $                    0  $          84,502
                                                              ==================  ======================  =================

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


1.     Statement of Accounting Policies

       The financial statements have been prepared on the basis of historical costs and do not take into account changing money values. Cost is based on the fair values of the consideration given in exchange for assets. The accounting policies have been consistently applied, unless otherwise stated.

       The following is a summary of the significant accounting policies adopted by the economic entity in the preparation of financial statements.

       a)     Accounting Methods
              The Company recognises income and expense based on the accrual method of accounting.

       b)     Dividend Policy
              The Company has not yet adopted any policy regarding payment of dividends.

       c)     Non Current Investments
              Investments are brought to account at cost.

       d)     Property, Plant and Equipment
              Property, plant and equipment are brought to account at cost, less, where applicable, any accumulated depreciation or amortisation. The carrying amount of property, plant and equipment is reviewed annually by Directors to ensure it is not in excess of the recoverable amount from these assets. The recoverable amount is assessed on the basis of the expected net cash flows which will be received from the assets employed and subsequent disposal. The expected net cash flows have not been discounted to their present values in determining recoverable amounts.

              The depreciable amount of all fixed assets including buildings and capitalised lease assets, but excluding freehold land, is depreciated over their useful lives commencing from the time the asset is held ready for use.

              The gain or loss on disposal of all fixed assets is determined as the difference between the carrying amount of the asset at the time of disposal and the proceeds of disposal, and is included in operating profit before income tax of the economic entity in the year of disposal.

       e)     Income Tax
              The economic entity adopts a liability method of tax effect accounting whereby the income tax expense shown in the Profit & Loss Account is based on the operating profit before income tax adjusted for permanent differences.

              Timing differences which arise due to the different accounting periods in which items of revenue and expense are included in the determination of operating profit before income tax and taxable income are brought to account either as provision for deferred income tax or an asset described as future income tax benefit at the rate of income tax applicable to the period in which the benefit will be received or the liability will become payable.

              Future income tax benefits are not brought to account unless realisation of the asset is assured beyond any reasonable doubt. Future income tax benefits in relation to tax losses are not brought to account unless there is virtual certainty of realisation of the benefit. The amount of benefit brought to account or which may be realised in the future is based on the assumption that no adverse change will occur in income tax legislation and the anticipation that the economic entity will derive sufficient future assessable income and comply with the conditions of deductibility imposed by the Law to permit a future income tax benefit to be claimed.

               At the date of this report, the economic entity has tax losses of approximately $5.3 million of which $1 million relates to Associated Technologies and the balance relates to its principal subsidiary Ogenic Technologies Pty Ltd. The Directors have every confidence that Research and Development syndication and funding arrangements will be completed prior to the June 30, 1997. In this event, it is likely that the full

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 1996

              amount of the accumulated tax losses will be recovered against future taxable income. The Directors have, however, adopted a conservative view in regard to these losses until such time as full documentation is completed. Accordingly, no value has been included in the accounts for the future income tax benefit that is expected to arise in the foreseeable future. This treatment is in accordance with US G.A.A.P. and Australian accounting standards.

               (Note: Australian accounting standards require virtual certainty before such a benefit can be brought to account)

       f)     Inventories
              With the exception of contract work in progress (Note 1 g) all inventories are valued at the lower of cost and net realisable value. The cost of manufactured products includes direct materials, direct labour and an appropriate portion of variable and fixed overheads. Overheads are applied on the basis of normal operating capacity. Costs are assigned on the basis of weighted average.

       g)     Construction Contracts
              All contracts which are on a fixed price basis are accounted for on the basis that profit is recognised in proportion to the progress of each contract when the following conditions are satisfied:

              -Total contract revenues to be received can be reliably estimated. -The costs to complete the contract can be reliably estimated. -The stage of contract completion can be reliably determined and is at least 30% of the total contract; - The costs attributable to the contract to date can be clearly identified and can be compared with prior estimates.

       h)     Foreign Currency
              Foreign currency transactions are translated into US currency at the rate of exchange at the date of the transaction. At balance date amounts payable to and by the company in foreign currencies have been translated to US currency at rates of exchange at the balance sheet date. Exchange differences relating to short term monetary items and long term monetary items of an indeterminate life are brought to account in the Profit & Loss Account when they arise.

       i)     Operating Revenue
              Sales revenue represents revenue earned from the sale of the group's products, net of returns, trade allowances and duties and taxes paid. Other revenue includes interest income, proceeds from disposal of non current assets and insurance recoveries.

       j)     Receivables
              A provision is recorded for any doubtful debts based on a review of all outstanding amounts at year end. Bad debts are written off during the period in which they are identified.

       k)     Research & Development
              During the year the company's principal subsidiary Ogenic Technologies Pty Ltd, incurred Research and Development Expenditures of $388,433 in the development of Virtuoso, a digital audio playback and recording system for the radio broadcasting industry. At the date of this report Virtuoso is in the final stages of beta testing and debugging and is expected to be released in April 1997.

              Although the Directors are of the opinion that there will be significant sales of Virtuoso in the future and that this expenditure could be capitalised under Australian Standards, the Company has adopted a conservative approach in regard to the capitalisation of Research & Development and all expenditures to date have , therefore, been charged to expense.

              This accounting treatment is in accordance with the US G.A.A.P standards.

       l)     Basis of consolidation
              The consolidated accounts of the economic entity include the operating results of subsidiaries from the date of acquisition. For the purposes of providing shareholders with full disclosure, the operating results of

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 1996

              subsidiaries acquired during the year are shown separately on page 15 and the combined results of the Company and Ogenic for the year ended December 31, 1996 as if they had been together for the entire year are shown on page 16.

       m)     Intangible Assets
              The company's principal trading subsidiary which was acquired in June 1996, possesses significant core technology which has not been recorded in the company's books. This core technology was valued by Ernst & Young at $4.3 million in 1996 for the purposes of the proposed Research and Development Syndication.

              In addition since November 1995, Ogenic Technologies Pty Ltd has spent in excess of $380,000 in Research and Development of a new digital recording and playback system for the radio broadcasting industry. To date, all of the amounts expended have been written off to profit and loss in accordance with US G.A.A.P.
              standards.

              As mentioned in note 1e), there is a further intangible asset relating to a future income tax benefit which has also not been brought to account. This treatment is consistent with the Directors' conservative approach to the recognition of intangible assets and is in accordance with both US G.A.A.P. and Australian accounting standards.

       n)     Goodwill
              Goodwill arising on consolidation of subsidiaries is capitalised and written off over a maximum period of 5 years. However, in accordance with U.S. practice and in view of the fact that Ogenic represents the first acquisition of the Company, goodwill arising on the acquisition of Ogenic has been charged to expense during the year.

              At the date of acquisition and following the capitalisation of the subsidiary's loan to equity, Ogenic had net liabilities of $844,832. Goodwill on consolidation has therefore been calculated as:

                Acquisition                          $         180
                Net liabilities acquired                   844,832
                                                     -------------
                Goodwill arising on acquisition      $     845,012
                                                     =============

       o)       Going concern basis

               The accounts have been drawn up on a going concern basis because:-

                i) The Company expects to receive a short term working capital loan of US$500,000 to finance its activities until income can be generated from sales or subcontract research work.

                ii)  The Company  expects to  finalise a Research &  Development
                     Syndication agreement before June 30, 1997 which will provide income of $1.58 million over the next two years to fund Research and Development programs.

                iii) The  Company  expects  to  complete  agreements  with other
                     interested   investors   for  a  joint   venture   software
                     development with a value of at least $4.8 million.

                     As none of the above funding agreements have been formalised or finally agreed at the date of this report, our auditors have stated on page 12 that there is "substantial doubt" about whether the Company can continue as a going concern.

                     The Directors however have every confidence that all three funding agreements will be finalised before June 30, 1997. The status of each of these are as follows:

                     (a)     Short term working capital loan
                             Currently working through a merchant bank and finalising details with potential investors.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 1996

                     (b) Research & Development Syndication agreement This program has been approved by the Government's Grants Committee and is awaiting Tax Concession Committee approval. An international merchant bank has indicated that it is willing to fund or be the investor under this program.
                     (c) Joint Venture Software Development A draft Memorandum of Information has been prepared and is in the process of being finalised. Main Camp has informed the Directors that they are willing to seek out investors for the project and that they fully expect that it will be fully subscribed.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 1996


                                                             Consolidated                 Ogenic Technologies Pty Ltd

                                                     Year ended         Year ended        Year ended          Year Ended
                                                      12/31/96           12/31/95          12/31/96            12/31/95
                                                       ----------        ----------         ----------        ----------

                                                                                             US$                US$

2.     Operating Revenue


Sales revenue                                             459,883                 -            557,541         2,710,380
Other revenue
         Insurance Revenue                                      -                 -                 -              4,611
         Interest Received                                  1,550                 -              2,210            14,019
         Proceeds on disposal of
                  non- current assets                     713,797                 -            713,797            22,340
         Customs Bounty                                    11,542                 -             11,542            78,769
         Recovery of Export market
             development expenses                               -                 -             23,160            18,883
         Foreign Exchange Gains                                 -                 -                 -             28,214
         Other                                              3,786                 -             4,772             35,526
                                                       ----------        ----------         ----------        ----------
                                                          730,675                 -            755,481           202,362
                                                        =========         =========          =========         =========

3.     Other items (no income tax applicable)

       Expense:


a)      Loss on disposal of fixed assets                         -                 -                 -             189,051
b)      Provision for decrement in value                         -                 -                 -             268,459
        of land & buildings
c)      Write off inter company loan  with                       -                 -                 -             208,225
        UK subsidiary
d)      Write off all prior period Research                      -                 -                 -             544,445
        and Design Costs
e)      Write off all current period                       189,926                 -            388,432            718,062
        Research & Design costs
f)      Expenses of Voluntary                               13,284                 -            125,506            157,605
        Administration
g)      Goodwill on acquisition written                    845,012
        off
                                                        ----------        ----------         ----------         ----------
                                                         1,048,222                 -            513,938          2,085,847
                                                         =========         =========          =========          =========


                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 1996




                                                             Consolidated                  Ogenic Technologies Pty
                                                                                                     Ltd

                                                     Year ended         Year ended        Year ended         Year Ended
                                                      12/31/96           12/31/95          12/31/96           12/31/95
                                                       ----------        ----------         ----------        ----------

                                                                                                  US$               US$


        Income:
        Profit on disposal of Land & Buildings            88,036                 -             88,036                     -
        Advance payment written off in lieu of
        completion of contract on cost plus basis              -                 -                  -               504,898
        Debts forgiven at conclusion of Voluntary              -                 -            619,647                     -
        Administration
                                                       ---------        ----------         ----------            ----------
                                                          88,036                 -            707,683               504,898
                                                       =========         =========          =========             =========
        Total other items                              (960,186)                 -            193,745           (1,580,949)
                                                       =========         =========          =========             =========

4.     Operating Profit/(Loss)

(i)    Operating profit/(loss) before income tax has been determined after

  Charging as expense:


Auditors remuneration                                        7,800                 -             11,387            14,260

Provision for employee entitlements                         16,750                 -             27,216            45,075

Depreciation:
                                                            32,237                 -                              172,105
- Plant and Equipment                                            -                 -             60,675             7,915
- Motor Vehicles                                                 -                 -                  -             8,485
- Buildings                                                                                       4,418

Interest attributable to:                                   62,605                 -                                    -
                                                            21,897                 -             83,413           117,273
- Related Corporations                                                                           83,721
- Other persons                                                  -                 -                                3,004
                                                                                                  (294)
Finance Charges relating to finance                        150,042                 -                              718,062
lease                                                                                           388,432

Research and Development expenses
                                                                                                                        -
Bad Debts                                                                                             -           219,879
                                                                 -                 -              9,501
- Related Corporations                                           -                 -
- Other Persons

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 1996




                                                             Consolidated                  Ogenic Technologies Pty
                                                                                                     Ltd

                                                     Year ended         Year ended        Year ended         Year Ended
                                                      12/31/96           12/31/95          12/31/96           12/31/95
                                                       ----------        ----------         ----------        ----------
                                                                                             US$               US$
 Crediting

Interest Attributable to:
- Related Corporations                                          -                 -                  -                 -
- Other Persons                                                 -                 -              2,210            14,019

(ii)     Directors Remuneration
Income received or due and receivable                    **62,642                 -            *94,542            61,279

* $45,437 relates to consulting fees paid to companies under the control of or related to DFG Graham
**   $ 17,092 relates to fees paid to companies related to DFG Graham

5.     Income Tax

       No provision for taxation has been made in the accounts. At December 31, 1996 the entity has tax losses of approximately $5.3 million. Although the Directors believe that these losses will be recoverable against future income which will arise in the foreseeable future, no provision has been made in the accounts for the benefit which is likely to accrue. This treatment is in accordance with the Directors conservative approach to the recognition of intangible assets.

6.     Receivables

                                                                                                 Consolidated
                                                                                             As at              As at
                                                                                           12/31/96           12/31/95
                                                                                           ----------        ----------
 Current
Project Debtors                                                                               112,909                 -
Trade Debtors                                                                                  48,668                 -
Other                                                                                          19,764                 -
                                                                                           ----------        ----------
                                                                                              181,341                 -
                                                                                            =========         =========

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 1996

                                                                             Consolidated

                                                                               As at           As at
                                                                             12/31/96         12/31/95
                                                                          ----------        ----------

7.     Inventories


Work in Progress                                                              71,115                 -

Raw materials                                                                115,947                 -

Finished Goods                                                                     -                 -
                                                                          ----------        ----------
                                                                             187,062                 -
                                                                          ==========         =========


8.     Prepaid Expenses


Prepaid expenses are as follows:
a)     Undertakings provided by the company's agents for assistance with    750,000                 -
       capital raisings and stock promotion*
b)     Other prepayments                                                      9,051                 -
                                                                          ---------         ---------
                                                                            759,051                 -
                                                                          =========         =========

* The value of this prepaid item is dependent upon the successful completion of the capital raising planned before June 30, 1997.

9.     Subsidiaries

Subsidiary companies are as follows:

                                              Book Value of               % of Shares Held             Contribution to
                                                Investment                                               Consolidated
                                                                                                    Profit/(Loss) for the
                                                                                                             Year

                                          12/31/96        12/31/95      12/31/96        12/31/95       12/31/96       12/31/95
                                          --------        --------      --------        --------       --------       --------
                                              $              $              %              %              $              $

Ogenic Technologies Pty Ltd                  180             -             100             -          (774,238)          -
Ogenic Industries Pty Ltd                    150             -             95              -              -              -
(Formerly Printed Circuit
Technologies Pty Ltd)

PKE Licensing Pty Ltd                         -              -            100             -               -              -
                                                                                                                         -

Both Ogenic Industries Pty Ltd and PKE Licensing Pty Ltd are dormant companies.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 1996




                                                                                           Consolidated

                                                                                      As at               As at
                                                                                    12/31/96            12/31/95
                                                                                    ----------          ----------
10.    Property, Plant and Equipment



Plant and Equipment at cost                                                            407,472                   -
Less accumulated depreciation                                                        (292,130)                   -
                                                                                    ----------          ----------
                                                                                       115,342                   -

                                                                                     =========           =========

Motor vehicles at cost                                                                  17,531                   -
Less accumulated depreciation                                                         (17,531)                   -
                                                                                    ----------          ----------
                                                                                             -                  -
                                                                                     =========           =========

Total Property, Plant and Equipment                                                    115,342                   -
                                                                                     =========           =========

       * On 3rd September 1996 Ogenic Technologies Pty Ltd sold land & buildings for gross sales proceeds of $711,000 in order to reduce bank debt. The company leased back the larger part of the building after the sale on a 5 year lease rental.

11.    Goodwill

       Goodwill is as follows:


Purchase price of subsidiary                                                      -                   -
Net assets/(liabilities) acquired                                           845,012                   -
                                                                         ----------          ----------
Goodwill arising on purchase of subsidiary                                  845,012                   -
                                                                          =========           =========

       The recoverability of the carrying amount of goodwill is dependent upon the successful development and exploitation of the groups Research and Development activities and commercial success of its existing product range.

12.    Accrued Expenses

  Current:

(Unsecured)
Other Accrued liabilities                                                              319,713                    -
Employee Entitlements                                                                        -                    -
Deposits in advance                                                                      2,765                    -
Other loan - related party                                                               1,807                    -
                                                                                                                  -
                                                                                    ----------           ----------
Total                                                                                  324,287                    -
                                                                                     =========            =========

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 1996


                                                                        Consolidated

                                                                    As at              As at
                                                                  12/31/96            12/31/95
                                                                 ----------          ----------
13.    Loans

  Current:
(Unsecured)
Loans secured over contract receivable                               66,562
                                                                  =========


14.      Provisions


Employee entitlements                                                 27,216                   -
                                                                   =========           =========


15.      Long Term Liabilities


(Unsecured)
Loan - related party*                                                382,418
(Secured)
 Loan - Related Party**                                              117,903                   -
                                                                  ----------          ----------
Total Non Current Liabilities                                        500,321                   -
                                                                   =========           =========

National Australia Bank retains a registered mortgage debenture over the assets of Ogenic Technologies Pty Ltd as security for performance bonds totalling $116,069.

* This loan is with Chancellor Group and is denominated in Australian Dollars. Subsequent to the year end the loan was transferred to Project and General Management on the 23rd January 1997.

* * This loan is with First Sydney Investments Ltd, a related party and shareholder in Associated Technologies. The loan is secured by a floating charge over the assets of the company and bears interest at 12% per annum. First Sydney has advised that the loan will not be recalled until the company has sufficient working capital or profits.


16.    Commitments



     Rental commitments in regard to the entity's operating premises:
      i)   not later than 1 year                                                       61,578                     -
      ii)   later than 1 year and not later than 2 years                               68,014                     -
      iii)  later than 2 years and not later than 3 years                              69,532                     -
      iv)  later than 3 year and not later than 4 years                                72,039                     -
      v)   more than 4 years                                                           48,262                     -
                                                                                   ----------            ----------
                                                                                      319,425                     -
                                                                                    =========             =========

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 1996

17.    Contingent Assets and Liabilities

       There were no known contingent liabilities at the balance sheet date.

       As a result of legal action against former Directors, Ogenic Technologies Pty Ltd re-acquired the technology rights to a needle disposing device during the year. Negotiations are continuing with a view to realising the economic potential of the Company's investment. As no firm monetary value can be placed on anticipated cash flows and in view of contingent liabilities in regard to litigation expenses which attach to these cash flows, no value has been brought to account.

18.    Amendment of Prior Filings

       The 10-Q filing for the quarter ended September 30, 1996 included an intangible technology asset at $3,406,078. The value of this asset was determined by the previous management of the Company and represented the excess of the price paid for Ogenic over the net assets acquired.

       On closer review by the current management and after discussions with the Company's auditors and other advisors, it has been agreed:

     a) that as the purchase of Ogenic had been made through a related company, it was not possible to regard the acquisition price as being at arms length.
     b) that as the acquisition of Ogenic was the first acquisition to be made by the Company (previously a shell company), it was not possible to include any amount of goodwill or technology in the consolidated balance sheet.

              Accordingly, the accounts have been amended:

          i) to reflect a cost to the Company of the investment in Ogenic calculated on the nominal value of the shares issued for the acquisition i.e. $180.
          ii) so that the good will on consolidation (footnote 1) has been treated as an expense in the year of acquisition.

              The Directors are in the process of amending and refiling the 10-Q for September 30th to reflect these changes.