Form 10-Q/A
period 1996-09-30
ASSOCIATED TECHNOLOGIES
filed 1997-05-07
CIK 894565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q/A


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended              September 30, 1996
                                       --------------------------------

                                                            OR

[  ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
      Exchange Act of 1934

         For the transition period from                     to

                       Commission File Number 33-55254-45


                             ASSOCIATED TECHNOLOGIES
             (Exact name of registrant as specified in its charter)

                  NEVADA                               87-0485306
(State or other jurisdiction of incorporation        (IRS Employer
         or organization)                         Identification Number)

1204 THIRD AVENUE, SUITE 172
NEW YORK, NY                                           10021
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code           (212) 988-0394
                                                  ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


          Class                           Outstanding as of September 30, 1996
------------------------------          --------------------------------------
    CLASS A COMMON STOCK                              2,148,000 shares
    Par Value $0.001

                           REASON FOR AMENDMENT OF 10Q
As a result of the change of Directors which occurred on 10th January 1997 and following the audit of the accounts which has clarified the accounting treatment and recoverability of certain assets, the Directors have decided to amend the original 10Q report which was lodged in November 1996

The amendments made are as follows:

a) Prepaid expenses have been reduced by $399,920 because it became clear that services which were to be supplied during 1997 in return for shares issued would not be provided. Additional paid in capital has also been reduced by the same amount.

b) The intangible technology asset previously disclosed at $3,406,078 has been eliminated from the accounts. The value of this asset was determined by the previous management of the company and represented the excess of the price paid for Ogenic over the net assets acquired. On closer review by the current management and after discussions with the Company's auditors and other advisors, it has been agreed:-

          i) that as the purchase of Ogenic had been made through a related company, it was not possible to regard the acquisition price as being at arms length.

          ii) that as the acquisition of Ogenic was the first acquisition to be made by AT (previously a shell company), it was not possible to include any amount of goodwill or technology in the consolidated balance sheet.

          Accordingly, the accounts have been amended:-

          i) to reflect a cost to AT of the investment in Ogenic calculated on the nominal value of the shares issued for the acquisition i.e. $180.
          ii) so that the goodwill on consolidation(1) has been treated as an expense in the year of acquisition.

Net Liabilities purchased in the acquisition of Ogenic Technologies have been amended to reflect certain audit adjustments totaling $58,980 which have been made to that company's accounts on completion of the audit.

The total adjustment to the Net loss for the year as a result of b) and c) above was $786,032.

--------
          (1) At the date of acquisition and following the capitalization of the subsidiary's loan to equity, Ogenic had net liabilities of $844,832 Goodwill on consolidation has therefore been calculated as:-
   Acquisition cost                       $    180
   Net liabilities acquired                844,832
   Goodwill arising on acquisition         845,012

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements


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


Results of Operations

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

Ogenic entered into a tax based Research & Development program in June 1996 funded by a tax effective investment program under an Australian government sponsored initiative. The program, to develop a suite of products known as the Virtual Interactive Radio Station was unwound in December 1996 when it became clear that the change of policy by the Australian government was not going to be reversed within the time period allowed in the agreements.

As result of the unwinding of the June 1996 R & D Syndication agreement, the assets (being funds on deposit and receivables) and offsetting liabilities (being Deferred income) have been eliminated from the September quarter report.

If the program is reinstated, or converted to a form of direct government grant, as is the more likely, the balance sheet will be amended to reflect the changes. This is not expected before the June quarter 1997.

The Company has also issued shares in connection with the establishment of a second R&D program involving the raising of $4.8 million by means of an Australian tax effective investment structure. The fundraiser for this project is the Main Camp Group, one company of which is a shareholder in AT. Main Camp has raised US$200 million under such structures since 1995. An Information Memorandum is being prepared for distribution to prospective investors and the first tranche of funding is expected in the first week of July 1997. Investors will receive a return by means of a royalty on sales of products developed under this funded R&D program.

Despite the setbacks arising from the cancellation of the initial R&D funding, the Company has nevertheless completed the development of the first component of the VIRS suite. Known as Virtuoso, early versions of the software have been released at the date of this revised report and have already attracted interest throughout Australia and Asia.

Liquidity and Capital Resources

The Balance Sheet as at September 30 reflects the assets and liabilities following the acquisition of Ogenic. Current Liabilities are about $438,000. The main items of Current Liabilities are accounts payable and accrued expenses. Current assets are about $1,235,000, the main item of which is prepaid expenses that will be charged to expense in 1997. The prepaid items relate to an up-front fee for a Research & Development program for 1997.

The Company has been funded to the extent of more than $1,500,000 by major shareholders, Chancellor Group, Inc., and First Sydney Capital. These debts have been converted to equity during the quarter. The Company's ongoing operations are dependent upon the continued support of its major shareholders, and the receipt of R&D funding under the Australian government's modified R&D program, and a second R&D program which will be funded by June 1997.

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

Exchange Rate

The Exchange Rate at September 30, 1996 was: $US1.00 = $AU1.27

                           PART II - OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K


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

ASSOCIATED TECHNOLOGIES



By:     s/ Alan James Gallagher
       Alan James Gallagher, President (Acting)

Dated:            April 30, 1997

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                                 9/30/96
                                                                                     (Unaudited)            12/31/95
                                                                                  -----------------     -----------------
CURRENT ASSETS
     Cash                                                                         $          23,361     $               0
     Accounts receivable                                                                     99,397                     0
     Inventories                                                                            338,644                     0
     Prepaid expenses                                                                       773,286                     0
                                                                                  -----------------     -----------------
                                                          TOTAL CURRENT ASSETS            1,234,688                     0

PROPERTY, PLANT, AND EQUIPMENT
     Equipment                                                                              470,477                     0
     Accumulated depreciation and amortization                                             (337,407)                    0
                                                                                  -----------------     -----------------
                                            NET PROPERTY, PLANT, AND EQUIPMENT              133,070                     0

OTHER ASSETS
     Licensed technology                                                                          -                     0
                                                                                  -----------------     -----------------
                                                                                                  -                     0
                                                                                  -----------------     -----------------

                                                                                  $       1,367,758     $               0
                                                                                  =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                             $         126,637     $               0
     Accrued expenses                                                                       311,340                     0
                                                                                  -----------------     -----------------
                                                     TOTAL CURRENT LIABILITIES              437,977                     0

LONG-TERM LIABILITIES                                                                             0                     0
                                                                                  -----------------     -----------------
                                                             TOTAL LIABILITIES              437,977                     0

SHAREHOLDERS' EQUITY Common stock par value $.001:
         25,000,000 shares authorized; 2,148,000 shares issued
         (1,000,000 at 12/31/95)                                                              2,148                 1,000
     Additional paid-in capital                                                           2,830,112                     0
     (Deficit) accumulated during development stage                                      (1,902,479)               (1,000)
                                                                                  -----------------     -----------------

                                                    TOTAL SHAREHOLDERS' EQUITY              929,781                     0
                                                                                  -----------------     -----------------

                                                                                  $       1,367,758     $               0
                                                                                  =================     =================

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                              Period from
                                                                                                             8/9/90 (date
                                                    Three Months Ended              Nine Months Ended        of inception)
                                                  9/30/96         9/30/95        9/30/96        9/30/95       to 9/30/96
                                               -------------  -------------  -------------   -------------  -------------

Operating revenue                              $     248,053  $           0  $     248,053   $           0  $     248,053
Cost of sales                                        136,429              0        136,429               0        136,429
                                               -------------  -------------  -------------   -------------  -------------
                              GROSS PROFIT           111,624              0        111,624               0        111,624

General and administrative expenses                  702,092              0      1,162,092               0      1,163,092
                                               -------------  -------------  -------------   -------------  -------------
Loss before other items                             (590,468)             0     (1,050,468)              0     (1,051,468)
                                               -------------  -------------  -------------   -------------  -------------

Other Items:
     Profit on sale of land and building             102,052              0        102,052               0        102,052
     Goodwill on acquisition of Subsidiary
     written off                                           -              0       (845,012)              0       (845,012)
     Research and design costs                      (146,478)             0       (146,478)              0       (146,478)
     Performance bond guarantee                      (22,363)             0        (22,363)              0        (22,363)
     Debt forgiveness                                 60,790              0         60,790               0         60,790
                                               -------------  -------------  -------------   -------------  -------------
                                                      (5,999)             0       (851,011)              0       (851,011)

INCOME (LOSS) BEFORE
     INCOME TAXES                                   (596,467)             0     (1,901,479)              0     (1,902,479)

PROVISION FOR INCOME TAXES                                 0              0              0               0              0
                                               -------------  -------------  -------------   -------------  -------------

                         NET INCOME (LOSS)     $    (596,467) $           0  $  (1,901,479)  $           0  $  (1,902,479)
                                               =============  =============  =============   =============  =============

INCOME (LOSS) PER COMMON SHARE
     Net income (loss)  per weighted
       average common share
       outstanding - ordinary                  $       (0.40) $         .00  $       (1.63)  $         .00

     Net loss per weighted average common
       share outstanding - other                        (.01)           .00           (.01)            .00
                                               -------------  -------------  -------------   -------------

     Net income (loss) per weighted
       average common share outstanding        $       (0.41) $         .00  $       (1.64)  $         .00
                                               =============  =============  =============   =============

     Weighted average number of
       common shares outstanding                   1,437,804      1,000,000      1,162,547       1,000,000
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

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                        Additional           During
                                                         Common          Stock            Paid-in          Development
                                                         Shares         Amount            Capital             Stage
                                                     -------------   -------------  -----------------   -----------------
Balances at 8/9/90 (Date of Inception)                           0   $           0  $               0   $               0
     Issuance of common stock (restricted) at
       $.001 per share at 8/9/90                         1,000,000           1,000                                      0
Net loss for period                                                                                                (1,000)
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/90                                     1,000,000           1,000                  0              (1,000)
Net income for year                                                                                                     0
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/91                                     1,000,000           1,000                  0              (1,000)
Net income for year                                                                                                     0
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/92                                     1,000,000           1,000                  0              (1,000)
Net income for year                                                                                                     0
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/93                                     1,000,000           1,000                  0              (1,000)
Net income for year                                                                                                     0
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/94                                     1,000,000           1,000                  0              (1,000)
Net income for year                                                                                                     0
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/95                                     1,000,000           1,000                  0              (1,000)
     Issuance of common stock (restricted) at
       $5.00 per share for cash at 1/10/96                  20,000              20             99,980
     Issuance of common stock (80,000  Regulation
       S and 100,000  restricted) at par to acquire
       subsidiary and associated loan at 6/28/96
       (Value based on assets received)                    180,000             180                  -
     Issuance of common stock (restricted) at
       $2.00 per share for expenses at 6/28/96             230,000             230            459,770
     Issuance of common stock (restricted) at
       $2.00 per share to retire debt at
       9/30/96                                             270,000             270            539,730
     Issuance of common stock (Regulation S)
       at $4.50 per share to retire debt at
       9/30/96                                             218,000             218            980,782
     Issuance of common stock (restricted) at
       $0.001 per share                                     80,000              80                  -
     Issuance of common stock (restricted) at
       $5.00 per share for prepaid expenses                150,000             150            749,850

Net loss for period                                                                                            (1,901,479)
                                                     -------------   -------------  -----------------   -----------------

Balances at 9/30/96                                      2,148,000   $       2,148  $       2,830,112   $      (1,902,479)
                                                     =============   =============  =================   =================

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                              Period from
                                                                                                             8/9/90 (date
                                                    Three Months Ended              Nine Months Ended        of inception)
                                                  9/30/96         9/30/95        9/30/96        9/30/95       to 9/30/96
                                               -------------  -------------  -------------   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                  $    (596,467) $           0  $  (1,901,479)  $           0  $  (1,902,479)
     Adjustments to reconcile net (loss) to net
       cash required by operating activities:
         Net book value of assets sold               605,578              0        605,578               0        605,578
         Depreciation                                 15,939              0         15,939               0         15,939
         Stock issued for expenses                         0              0        460,000               0        460,000
         Goodwill written off                              -              0        845,012               0        845,012
     Changes in assets and liabilities:
         Accounts receivable                        (111,772)             0       (111,772)              0       (111,772)
         Inventories                                 (24,032)             0        (24,032)              0        (24,032)
         Prepaid expense                             (25,454)             0        (25,454)              0        (25,454)
         Accounts payable                             90,172              0         90,172               0         90,172
         Accrued expenses                             13,676              0         13,676               0         13,676
                                               -------------  -------------  -------------   -------------  -------------
                                                     564,107              0      1,869,119               0    1,869,11924
                                               -------------  -------------  -------------   -------------  -------------
                      NET CASH REQUIRED BY
                      OPERATING ACTIVITIES           (32,360)             0        (32,360)              0        (33,360)

CASH FLOWS FROM INVESTING
   ACTIVITIES
     Cash acquired from subsidiaries                       0              0        147,939               0        147,939
                                               -------------  -------------  -------------   -------------  -------------

                      NET CASH PROVIDED BY
                      INVESTING ACTIVITIES                 0              0        147,939               0        147,939

CASH FLOWS FROM FINANCING
   ACTIVITIES
     Stock sold                                            0              0        100,000               0        101,000
     Loans - related parties                         555,939              0        555,939               0        555,208
     Loan repayments                                (748,157)             0       (748,157)              0       (748,157)
                                               -------------  -------------  -------------   -------------  -------------

              NET CASH PROVIDED (REQUIRED)
                   BY FINANCING ACTIVITIES          (192,218)             0        (92,218)              0        (93,218)
                                               -------------- -------------  -------------   -------------  -------------

                   NET INCREASE (DECREASE)
                                   IN CASH          (224,578)             0         23,361               0         23,361

CASH AT BEGINNING OF PERIOD                          247,939              0              0               0              0
                                               -------------  -------------  -------------   -------------  -------------

CASH AT END OF PERIOD                          $      23,361  $           0  $      23,361   $           0  $      23,361
                                               =============  =============  =============   =============  =============


SUPPLEMENTAL FINANCING ACTIVITIES
   During the period ended June 30, 1996, the Company issued 180,000 shares (80,000 Regulation S and 100,000 of restricted stock to acquire a 100% shareholding in and inter-company loan with a subsidiary with net liabilities of $844,832 (excluding the intercompany loan). During the period ended September 30, 1996, the Company issued 270,000 shares of restricted stock to retire debt of $540,000, 150,000 shares of restricted stock for prepaid expenses of $750,000, 218,000 shares of Regulation S stock to retire debt of $981,000 and 80,000 shares of restricted stock at nominal value.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements as of September 30, 1996 include the accounts of the Company and its wholly-owned subsidiary Ogenic Technologies Pty Ltd ("Ogenic") and Ogenic's 95% owned inactive subsidiary Ogenic Industries Pty Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 5: RELATED PARTY TRANSACTIONS

The Company rents property in Perth, Australia and also utilizes space on a rent-free basis in the Sydney and New York offices of its principal shareholder, Chancellor Australia Pty Ltd. This arrangement is expected to continue. The Company has no agreements with respect to the maintenance or future acquisition of office facilities.

NOTE 6: LICENSED TECHNOLOGY

This revised report excludes the intangible technology asset previously shown in the September quarter report at $3,406,078. The value of this asset was determined by the previous management of the company and represented the excess of the price paid for Ogenic over the net assets acquired.

On closer review by the current management and after discussions with the Company's auditors and other advisors, it has been agreed:-

     a) that as the purchase of Ogenic had been made through a related company, it was not possible to regard the acquisition price as being at arms length.
     b) that as the acquisition of Ogenic was the first acquisition to be made by AT (previously a shell company), it was not possible to include any amount of goodwill or technology in the consolidated balance sheet.

          Accordingly, the accounts have been amended:-
          i) to reflect a cost to AT of the investment in Ogenic calculated on the nominal value of the shares issued for the acquisition i.e. $180.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


          ii) so that the goodwill on consolidation(1) has been treated as an expense in the year of acquisition.

NOTE 7: ACQUISITION OF SUBSIDIARY

On June 28, 1996 the Company issued 180,000 shares of its Regulation S and restricted common stock to acquire 100% of the outstanding stock of Ogenic Technologies Pty Ltd and associated inter-company loans. As this is the first acquisition by the company, the transaction has been accounted for as a pooling of interests and Goodwill arising on consolidation has been written off.

NOTE 8: RESEARCH AND DEVELOPMENT

On June 29, 1996, a Research and Development syndicate was entered into by Ogenic with a joint venture party. Details of the key terms of these agreements have been provided in previous filings.

In December 1996, these agreements were unwound as a result of the inability to complete the transaction within the specified time period following a change of policy by the Australian Government. After extensive lobbying, Ogenic's syndication was allowed to proceed subject to appropriate approvals by the Government..

At the date of this report, Ogenic has received approval from the Grants Committee of the Australian Government for the R & D Syndication proposal and is currently awaiting Tax Concession Committee approval. If this approval is received Ogenic will proceed with a new series of agreements with a new investor prior to June 30th 1997.

--------
     1 At the date of acquisition and following the capitalization of the subsidiary's loan to equity, Ogenic had net liabilities of $844,832 Goodwill on consolidation has therefore been calculated as:-

                     Acquisition cost                       $    180
                     Net liabilities acquired                844,832
                     Goodwill arising on acquisition         845,012

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                      Nine Months       Nine Months
                                                                         ended              ended
                                                                       9/30/95*            9/30/96
                                                                  -----------------   -----------------

Operating Revenue                                                 $       2,073,153   $         387,813
Cost of Sales                                                             1,293,731             279,718
                                                                  -----------------   -----------------

GROSS PROFIT                                                                779,422             108,095
General and Administrative expenses                                       2,334,550           1,730,938
                                                                  -----------------   -----------------
Loss before other items                                                  (1,555,128)         (1,622,843)

Other Items:
   Bad debt - subsidiary and write off investment                          (552,118)            (23,700)
   Loss on disposal of fixed assets                                        (189,051)                  0
   Profit on sale of land and buildings                                           0             102,052
   Decline in value of land and buildings                                  (268,459)                  0
   Performance bond guarantee                                                     0             (22,363)
   Research and design costs                                             (1,262,507)           (191,583)
   Bankruptcy expenses                                                            0            (112,222)
   Debt forgiveness                                                               0             650,042
                                                                  -----------------   -----------------

                                                                         (2,272,135)            402,226
                                                                  -----------------   -----------------

INCOME (LOSS) BEFORE INCOME TAXES                                        (3,827,263)         (1,220,617)
PROVISION FOR INCOME TAXES                                                        0                   0
                                                                  -----------------   -----------------

NET INCOME (LOSS)                                                 $      (3,827,263)  $      (1,220,617)
                                                                  =================   =================

INCOME (LOSS) PER COMMON SHARE
   Net income (loss) per weighted average common share
     outstanding - ordinary                                       $            (.44)  $           (1.30)
                                                                  =================   =================
   Net loss per weighted average common share
     outstanding - other                                          $           (2.10)  $            (.32)
                                                                  =================   =================
   Net income (loss) per weighted average common share
     outstanding                                                  $           (3.54)  $            (.98)
                                                                  =================   =================
Weighted average number of common shares outstanding                      1,080,000           1,242,547
                                                                  =================   =================


     * These figures are based on best efforts of management. Ogenics year end is June. The 9/30/95 figures include 6/30/95 audit adjustments.