Form 10-Q
period 1997-03-31
ASSOCIATED TECHNOLOGIES
filed 1997-05-12
CIK 894565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended              March 31, 1997
                                       ----------------------------

                                       OR

[  ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
      Exchange Act of 1934

         For the transition period from             to

                       Commission File Number: 33-55254-45


                             ASSOCIATED TECHNOLOGIES
             (Exact name of registrant as specified in its charter)

                  NEVADA                                   87-0485306
(State or other jurisdiction of incorporation     (IRS Employer Identification
         or organization)                                     Number)

1204 THIRD AVENUE, SUITE 172
NEW YORK, NY                                           10021
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code            (212) 988-0394
                                                  --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  [ X ] Yes    [    ] No


           Class                            Outstanding as of March 31, 1997
--------------------------------           ----------------------------------
    CLASS A COMMON STOCK                             2,148,000 shares
       Par Value $0.001

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


Financial Statements                                                      Page

Consolidated Balance Sheets as at December 31, 1996 and
     March 31, 1997                                                        F-1

Consolidated Statements of Operations for the quarter ending
     March 31, 1997                                                        F-2

Consolidated Statement of Shareholders' Equity for the period
     from August 9, 1990 to March 31, 1997                                 F-3

Consolidated Statements of Cash Flows for the quarter ending
     March 31, 1997                                                        F-4

Selected Notes to Consolidated Financial Statements                        F-5


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

The operating revenue for the quarter to March 31 was $156,552 which after a cost of sales of $76,268, resulted in a gross profit of $80,284. General and administrative expenses totalled $390,499 and included $169,383 for wages and salaries of which $28,638 related to remuneration paid to the Directors of the company or its subsidiary. Other major items of expenditure were finance charges of $35,284, professional fees of $50,767, sales and marketing costs of $23,412 and premises and insurance costs of $29,108.

Since the end of the financial year to December 31, 1996, the Company has sought to consolidate its position in the Australian and Asian market place. Although operating revenue declined marginally in the quarter, customer orders worth $300,000 had been received by March 31. In the month of April, orders totalling $235,000 were received and verbal confirmation has been received in regard to a further order totalling $340,000. These sales and orders represent a mixture of both analogue and software sales and are expected to be completed by August 31 1997. There remains prospects for further substantial orders.

At the same time, the Research and Development program has continued with its main objective being the completion of the Virtuoso product which is the first phase of the VIRS project. At the date of this report, Virtuoso Version 1 has been released and is being installed in two major Asian Government broadcasting facilities.

Management has concentrated its efforts on locating funding for the R&D development work. During the quarter, short term loan funds of $300,000 were secured and applied against outstanding creditors and operating expenses.

The Company is still awaiting a final determination from the Australian Government in regard to the proposed R&D Syndication program/grant and the Directors are confident that, as expected, one of these will be in place by June 30, 1997.

At the same time, the Information Memorandum prepared for the purposes of the second structured R&D program (involving the raising of $6.7 million to be used for the development and commercialisation of 3 new ranges of software products), has been completed and the Company's principal agent Main Camp has commenced marketing. Again, the Directors are confident that the program will be fully subscribed by June 30, 1997.


Liquidity and Capital Resources

Short term funding shortfalls are currently being funded by loans. The Company is currently negotiating with interested parties for an additional working capital loan of $500,000 which will fund operating expenses until the R&D funding is finalised.

Current assets include $750,000 relating to prepaid expenses associated with one of these R&D programs.


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

Exchange Rate

The Exchange Rate at March 31, 1997 was: $US1.00 = $AU1.27

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


(a)  The following exhibits are included in this filing:
                                                                           Page
     Financial Statements as of March 31, 1997                              F-1
     Financial Data Schedule

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED TECHNOLOGIES




By:     s/ Alan James Gallagher
       Alan James Gallagher, President (Acting)

Dated :           9  May 1997
          -------------------

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                                 3/31/97              12/31/96
                                                                                     (Unaudited)            (Audited)
                                                                                  -----------------     -----------------
CURRENT ASSETS
     Cash                                                                         $          24,887     $          18,054
     Accounts receivable                                                                     22,090               181,341
     Inventories                                                                            160,573               187,062
     Prepaid expenses                                                                       773,404               759,051
                                                                                  -----------------     -----------------

TOTAL CURRENT ASSETS                                                                        980,954             1,145,508

PROPERTY, PLANT, AND EQUIPMENT
     Equipment                                                                              407,471               425,003
     Accumulated depreciation and amortization                                             (303,295)             (309,661)
                                                                                  -----------------     ------------------

NET PROPERTY, PLANT AND EQUIPMENT                                                           104,176               115,342

OTHER ASSETS
     Joint Venture Investment                                                                11,850                     -
                                                                                  -----------------     -----------------
                                                                                             11,850                     -
                                                                                  -----------------     -----------------

                                                                                  $       1,096,980     $       1,260,850
                                                                                  =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                             $         156,613     $         155,256
     Accrued expenses                                                                       211,416               324,287
     Loans                                                                                  301,726                66,562
     Accrued Employee Benefits                                                               39,849                27,216
                                                                                  -----------------     -----------------

TOTAL CURRENT LIABILITIES                                                                   709,604               573,321

NON-CURRENT LIABILITIES
     Loans - related parties                                                                598,609               500,321
                                                                                  -----------------     -----------------

TOTAL LIABILITIES                                                                 $       1,308,213     $       1,073,642
                                                                                  =================     =================

SHAREHOLDERS' EQUITY Common stock par value $.001:
         25,000,000 shares authorized; 2,148,000 shares issued                                2,148                 2,148
     Additional paid-in capital                                                           2,830,112             2,830,112
     (Deficit) accumulated during development stage                                      (3,043,493)           (2,645,052)
                                                                                  ------------------    ------------------

TOTAL SHAREHOLDERS' EQUITY                                                                 (211,233)              187,208
                                                                                  ------------------    -----------------

                                                                                  $       1,096,980     $       1,260,850
                                                                                  =================     =================

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                       5/3/88
                                                                 Three Months Ended                   (Date of
                                                                      March 31,                     inception) to
                                                              1997                1996                 3/31/97
                                                       ------------------  ------------------  ----------------------
Operating revenue                                      $          156,552  $                0  $              616,435
Cost of sales                                                     (76,268)                  0                (434,386)
                                                       ------------------  ------------------  ----------------------

                                         GROSS PROFIT              80,284                   0                 182,049

General and administrative expenses                              (390,499)                  0              (2,247,817)
                                                       ------------------  ------------------  ----------------------
Loss before other items                                          (310,215)                  0              (2,065,768)
                                                       ------------------  ------------------  ----------------------

Other Items:
       Expenses of Voluntary Administration                             0                   0                 (13,284)
       Profit on sale of land and building                              0                   0                  88,036
       Goodwill on acquisition of Subsidiary
         written off                                                    0                   0                (845,012)
       Research and Development costs                             (88,226)                  0                (278,152)
       Performance bond guarantee                                       0                   0                 (22,363)
       Debt forgiveness                                                 0                   0                  60,790
                                                       ------------------  ------------------  ----------------------
                                                                  (88,226)                  0              (1,009,985)
                                INCOME (LOSS) BEFORE
                                         INCOME TAXES            (398,441)                  0              (3,075,753)

PROVISION FOR INCOME TAXES                                              0                   0                       0
                                                       ------------------  ------------------  ----------------------

NET INCOME (LOSS)                                      $         (398,441) $                0  $           (3,075,753)
                                                       ==================  ==================  =======================

Net income (loss) per weighted
       average common share outstanding                $            (0.19) $              .00  $                (2.79)
                                                       ==================  ==================  =======================

Weighted average number of
         common shares outstanding                              2,148,000          1,000,786                1,104,186
                                                       ==================  =================   ======================

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        Period from August 9, 1990 (Date of Inception) to March 31, 1997
                                   (UNAUDITED)

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                        Additional            During
                                                         Common          Stock            Paid-in          Development
                                                         Shares         Amount            Capital             Stage
                                                     -------------   -------------   ------------       --------------
Balances at 8/9/90 (Date of Inception)                           0   $           0   $          0       $            0
     Issuance of common stock (restricted) at
       $.001 per share at 8/9/90                         1,000,000           1,000                                   0
Net loss for period                                                                                             (1,000)
                                                     -------------   -------------   ------------       --------------

Balances at 12/31/90                                     1,000,000           1,000              0               (1,000)
Net income for year                                                                                                  0
                                                     -------------   -------------   ------------       --------------

Balances at 12/31/91                                     1,000,000           1,000              0               (1,000)
Net income for year                                                                                                  0
                                                     -------------   -------------   ------------       --------------

Balances at 12/31/92                                     1,000,000           1,000              0               (1,000)
Net income for year                                                                                                  0
                                                     -------------   -------------   ------------       --------------

Balances at 12/31/93                                     1,000,000           1,000              0               (1,000)
Net income for year                                                                                                  0
                                                     -------------   -------------   ------------       --------------

Balances at 12/31/94                                     1,000,000           1,000              0               (1,000)
Net income for year                                                                                                  0
                                                     -------------   -------------   ------------       --------------

Balances at 12/31/95                                     1,000,000           1,000              0               (1,000)
     Issuance of common stock (restricted) at
       $5.00 per share for cash at 1/10/96                  20,000              20         99,980
     Issuance of common stock (80,000 Regulation S
       and 100,000 restricted) at par to acquire
       subsidiary and associated loan at
       6/28/96 (Value based on assets received)            180,000             180              -
     Issuance of common stock (restricted) at
       $2.00 per share for expenses at 6/28/96             230,000             230        459,770
     Issuance of common stock (restricted) at
       $2.00 per share to retire debt at
       9/30/96                                             270,000             270        539,730
     Issuance of common stock (Regulation S)
       at $4.50 per share to retire debt at
       9/30/96                                             218,000             218        980,782
     Issuance of common stock (restricted) at
       $0.001 per share                                     80,000              80              -
     Issuance of common stock (restricted) at
       $5.00 per share for prepaid expenses                150,000             150        749,850

Net loss for period to 12/31/96                                                                             (2,644,052)
                                                     -------------   -------------   ------------       ---------------

Balances at 12/31/96                                     2,148,000   $       2,148   $  2,830,112       $   (2,645,052)
Net loss for the period to 3/31/97                                                                            (398,441)
                                                     -------------   -------------   ------------       ---------------

Balances at 3/31/97                                      2,148,000           2,148      2,830,112           (3,043,493)
                                                     =============   =============   ============       ===============

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                  5/3/88
                                                                              Three Months Ended                 (Date of
                                                                                   March 31,                   inception) to
                                                                           1997                1996               3/31/97
                                                                     -----------------  ------------------  -----------------
OPERATING ACTIVITIES
   Net loss                                                          $        (398,441) $                0  $       (3,043,493)
   Adjustments to reconcile net (loss) to net cash required
     by operating activities:
       Net book value of assets sold                                                 0                   0             625,761
       Depreciation                                                             11,166                   0              43,403
       Goodwill written off                                                          0                   0             845,012
       Accrued Employee Benefits                                                     0                   0              12,617
   Changes in assets and liabilities:
       Accounts receivable                                                     158,421                   0             (43,618)
       Inventories                                                              26,489                   0             154,039
       Prepaid expense                                                         (14,371)                  0            (772,747)
       Accounts payable                                                       (146,603)                  0              (5,863)
       Accrued expenses                                                         48,886                   0              63,588
                                                                     -----------------  ------------------  ------------------
                                                                                83,988                   0             922,192
                                                                     -----------------  ------------------  ------------------
                                             NET CASH REQUIRED BY
                                              OPERATING ACTIVITIES            (314,453)                  0          (2,121,301)

INVESTING ACTIVITIES
   Cash acquired from subsidiaries                                                   0                   0             147,939
   Investment in joint venture                                                 (11,850)                  0             (11,850)
   Purchase of Fixed Assets                                                          0                   0             (18,752)
                                                                     -----------------  ------------------  -------------------
                                      NET CASH PROVIDED (REQUIRED)
                                           BY INVESTING ACTIVITIES             (11,850)                  0             117,337

FINANCING ACTIVITIES
   Loan Repayments - Bank                                                            0                   0            (657,307)
   Stock sold                                                                        0                   0           2,832,260
   Loans - related parties                                                      99,789                   0             600,100
   Loan repayments - other                                                     (68,369)                  0                   0
   Loans - other                                                               301,726                   0             301,726
   Loan repayments - related parties                                                 0                   0          (1,047,928)
                                                                     -----------------  ------------------  ------------------
                                     NET CASH PROVIDED (REQUIRED)
                                           BY FINANCING ACTIVITIES             333,136                   0           2,028,851
                                                                     -----------------  ------------------  ------------------

NET INCREASE IN CASH                                                             6,833                   0              24,887
CASH AT BEGINNING OF PERIOD                                                     18,054                   0                   0
                                                                     -----------------  ------------------  ------------------

CASH AT END OF PERIOD                                                $          24,887  $                0  $           24,887
                                                                     =================  ==================  ==================

SUPPLEMENTAL FINANCING ACTIVITIES

During the period ended June 30, 1996, the Company issued 180,000 shares (80,000 Regulation S and 100,000 of restricted stock to acquire a 100% shareholding in and inter-company loan with a subsidiary with net liabilities of $844,832 (excluding the inter-company loan). During the period ended September 30, 1996, the Company issued 270,000 shares of restricted stock to retire debt of $540,000, 150,000 shares of restricted stock for prepaid expenses of $750,000, 218,000 shares of Regulation S stock to retire debt of $981,000 and 80,000 shares of restricted stock at nominal value. Since December 31 1996, the Company has not issued any further shares.

On March 10, 1997 the Company entered into a promissory agreement in regard to loan funds advanced of $300,000. In addition to interest at 10% per annum on the amount outstanding, the Company entered into a stock option agreement with the lender for 120,000 shares at a price of $2.50 per share exerciseable until March 7, 2002.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements as of March 31, 1997 include the accounts of the Company and its wholly-owned subsidiary Ogenic Technologies Pty Ltd ("Ogenic") and Ogenic's 95% owned inactive subsidiary Ogenic Industries Pty Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.

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

In February 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which supersedes substantially all existing authoritative literature for accounting for income taxes and requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable. At March 31, 1997 a deferred tax asset has not been recorded. This is in accordance with the policy of Directors set out in the financial statements to December 31 1996.

Trading Securities
The Company has adopted the reporting requirements of Statement of Financial Accounting Standards No. 115 whereby trading securities are reported at market value.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

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

NOTE 3:           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

NOTE 4:           RELATED PARTY TRANSACTIONS

The Company's subsidiary Ogenic Technologies Pty Ltd, leases property in Perth, Western Australia and the Company utilises office space in New York and Sydney, Australia when necessary.

Included under non-current liabilities are loans totalling $598,609 due to companies associated with the Main Camp Group which is a shareholder in the Company. Mr. Len McDowall and Mr. Alan Gallagher are Directors of one or more of these companies. One of these loans ($121,391) bears interest at 12%. No terms in regard to interest have been agreed in relation to the other loans.

NOTE 5:           RESEARCH AND DEVELOPMENT

On June 29, 1996, a Research and Development syndicate was entered into by Ogenic with a joint venture party for funding over a 2 year period of $1.7 million. Details of the key terms of these agreements have been provided in previous filings.

In December 1996, these agreements were unwound as a result of the inability to complete the transaction within the specified time period following a change of policy by the Australian Government. After extensive lobbying, Ogenic's syndication was allowed to proceed subject to appropriate approvals by the Government.

At the date of this report, Ogenic has received approval from the Grants Committee of the Australian Government for the R & D Syndication proposal and is currently awaiting Tax Concession Committee approval. If this approval is received Ogenic will proceed with a new series of agreements with a new investor prior to June 30 1997.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997


In addition and as noted in the December 31 accounts, proposals for an additional structured Research and Development Program involving funding of $6.7 million, are well advanced. The program is expected to be in place before the end of the June quarter.

NOTE 7:           INTANGIBLE ASSETS

As noted in the financial statements to December 31, no account has been taken of the intangible or contingent assets to which the Company has title. These include the Company's existing analogue product range, the released version of Virtuoso, general technological and market knowledge in regard to the radio broadcasting industry and the income tax benefit that may arise once the Company has secured its Research and Development funding programs.

                   ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                                       Three months       Three Months
                                                                                           ended              ended
                                                                                          3/31/97             3/31/96
                                                                                    ------------------  ------------------
Operating Revenue                                                                   $         156,552   $          82,949
Cost of Sales                                                                                 (76,268)            (71,933)
                                                                                    ------------------  ------------------

GROSS PROFIT                                                                                   80,284              11,016
General and Administrative expenses                                                          (391,703)            (94,009)
                                                                                    ------------------  ------------------
Loss before other items                                                                      (311,419)            (82,993)

Other Items:
   Research and Design costs                                                                  (88,226)            (57,944)
   Bankruptcy expenses                                                                              0             (49,261)
   Exchange gain                                                                                1,204                   0
                                                                                    -----------------   -----------------
                                                                                              (87,022)           (107,205)
                                                                                    -----------------   ------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                            (398,441)           (190,198)
PROVISION FOR INCOME TAXES                                                                          0                   0
                                                                                    -----------------   -----------------

NET INCOME (LOSS)                                                                   $        (398,441)  $        (190,198)
                                                                                    =================   =================

INCOME (LOSS) PER COMMON SHARE
Net income (loss) per weighted average common share
   outstanding                                                                      $           (0.19)  $           (0.19)
                                                                                    ==================  =================

Weighted average number of common shares outstanding                                        2,148,000           1,000,786
                                                                                    =================   =================