Form 10-Q
period 1997-06-30
ASSOCIATED TECHNOLOGIES
filed 1997-08-20
CIK 894565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended              June 30, 1997
                                       ---------------------------

                                       OR

[  ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
      Exchange Act of 1934

         For the transition period from               to

Commission File Number              33-55254-45


                            ASSOCIATED TECHNOLOGIES
             (Exact name of registrant as specified in its charter)

                  NEVADA                                    87-0485306
(State or other jurisdiction of incorporation          (IRS Employer
         or organization)                              Identification Number)

1204 THIRD AVENUE, SUITE 172
NEW YORK, NY                                              10021
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code         (212) 988-0394
                                                  -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   [ X ] Yes    [    ] No


           Class                            Outstanding as of June 30, 1997
-----------------------------            -------------------------------------
    CLASS A COMMON STOCK                            2,303,520 Shares
      Par Value $0.001

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements


Financial Statements                                                 Page

Consolidated Balance Sheets as at December 31, 1996 and
     June 30, 1997                                                    F-1

Consolidated Statements of Operations for the quarter ending
     June 30, 1997                                                    F-2

Consolidated Statement of Shareholders' Equity for the period
     from August 9, 1990 to June 30, 1997                             F-3

Consolidated Statements of Cash Flows for the quarter ending
     June 30, 1997                                                    F-4

Selected Notes to Consolidated Financial Statements                   F-5


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management Update
The corporate strategy of Associated Technologies is to acquire technology companies with strong existing management, growth potential and technology which can be utilised in numerous market places. The first of these acquisitions was Ogenic Technologies Pty Ltd ("Ogenic"). Further acquisitions are currently under consideration.

Ogenic has undergone considerable refocusing over the past 12 months. It has progressed from a company solely focused on the design and manufacture of radio broadcasting equipment and software to an organisation which outsources the majority of its manufacturing and one where over 50% of its employees are involved with the development of software products for the automated play-out of music and audio entertainment.

The first of the new generation of software products is Virtuoso, an audio digital storage and play-out software package which operates on PC's connected to a Local Area Network or a Wide Area Network and enables the complete automation of the play-out needs for radio broadcasters. Virtuoso has been delivered to Radio Singapore International and Radio Television Hong Kong who are the national broadcasters of Singapore and Hong Kong.

The company has received $1.85 million for the development of the first of a number of products which are based on Virtuoso for use in the broader commercial entertainment industry. The first of these products is due for early release in December. As further products are developed for release to other commercial areas where automated play-out of music is required, the company will consider the development of an automated play-out system for use in domestic home entertainment environments.

The company has received approval from the Australian Government for a further $1.5 million funding program utilizing the company's tax losses. This program is to develop the Virtual Interactive Radio Station ("VIRS") a total audio broadcasting software solution capable of automating program selection, advert and traffic insertion and accounts and billing information. The Directors consider that this automated play-out system and accounting package has excellent sales potential both in the company's traditional radio broadcasting market and commercial entertainment environments, especially those where advertising may be used to generate income.

Throughout these development programs the company continues to generate income from its traditional broadcasting market place. The results for the 6 months to June 30, 1997 reflect an increase in manufacturing activity, mostly outsourced, from orders received from Australia and Asia. These orders are the result of a steady increase of sales and marketing activity.

Results of Operations

The group's trading subsidiary was acquired in June 1996. Accordingly, the comparative 1996 figures at F-2 reflect initial administrative and acquisition costs only. Please see page F-11 for comparative trading results.

In an industry where long lead times between initial contact and placement of orders can be expected, the level of sales and marketing expenditure in the past 12 months has been modest and insufficient to immediately kick start sales of Ogenic's traditional products. Sales prospects are however, starting to be translated into orders and revenue with healthy gross profit margins of 50%.

The operating revenue for the quarter to June 30, 1997 was $439,451 (a 280% improvement on the previous quarter) which after a cost of sales of $219,433, resulted in a gross profit of $220,018. General and administrative expenses totalled $409,674 and included $270,615 for wages and salaries of which $27,731 related to remuneration paid to the Directors of the company or its subsidiary. Other major items of expenditure were finance charges of $43,433, professional fees of $29,021, sales and marketing costs of $22,795 and premises and insurance costs of $25,015.

Since March 31 1997, the Group has received orders totalling $2.45 million. Included in these orders, is the sub-research contract referred to above with a gross value of $1.85 million for research and development to be completed by June 30, 1998. Under the contract with the principal researcher, the Group retains the intellectual property rights from the research and development work but is obliged to make a royalty payment of 10% on all sales of developed products.

Further contracts are anticipated from structured R&D programs involving the raising of between $1.5 million and $4.5 million for the development and commercialisation of new software products. The Directors remain confident that these programs will be completed in the first half of 1998.

Liquidity and Capital Resources

The Company's cash liquidity greatly improved during the quarter with the receipt of $1.85 million as an advance payment on account of contracted research and development work and other deposits received on account of radio broadcasting contracts.

Current assets include $750,000 relating to prepaid expenses associated with proposed R&D structured funding programs with a total value of $6.7 million of which $1.85 million had been received at June 30 1997. $312,500 will be expensed in the period to June 30, 1998 whilst the remainder is dependent on the successful completion of additional contracts.

Loans from related parties totalling $502,248, were converted to equity as shown on page F-3 at prices which reflect the risk profiles attributable to each loan and the economic impact of the loans on the corporations activities.

During the quarter, a further short term loan of $300,000 was secured and applied against outstanding creditors and operating expenses.

Impact of Inflation

The Company believes that its activities are not materially affected by inflation.

Foreign Currency Exposure

Income from Ogenic Technologies Pty Ltd ("Ogenic"), the Company's operating subsidiary, will be in the form of Cash received from customers for sales of products, services, and technology, and the reimbursement of funds expended on Research & Development. In the main, contracts are negotiated in Australian Dollars, with liabilities incurred in Australian Dollars.

Exchange Rate

The  Exchange  Rate at June 30,  1997 was:  US$1.00 = A$1.35  (December  31 1996
A$1.27)

                           PART II - OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K


(a) The following exhibits are included in this filing:
                                                             Page
     Financial Statements as of June 30, 1997                 F-1
     Financial Data Schedule

(b) Reports on Form 8-K.

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED TECHNOLOGIES




By:     s/ Alan James Gallagher
       Alan James Gallagher, President (Acting)

Dated :       19 August 1997

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                                 6/30/97                  12/31/96
                                                                                     (Unaudited)             (Audited)
                                                                                  -----------------     -----------------
CURRENT ASSETS
     Cash                                                                         $           5,733     $          18,054
     Funds on deposit                                                                     1,850,000                     0
     Accounts receivable                                                                    264,726               181,341
     Inventories                                                                            296,834               187,062
     Prepaid expenses                                                                       842,382               759,051
                                                                                  -----------------     -----------------

TOTAL CURRENT ASSETS                                                                      3,259,675             1,145,508

PROPERTY, PLANT, AND EQUIPMENT
     Equipment                                                                              376,220               425,003
     Accumulated depreciation and amortization                                             (299,884)             (309,661)
                                                                                  ------------------    ------------------

NET PROPERTY, PLANT AND EQUIPMENT                                                            76,336               115,342

OTHER ASSETS
     Joint Venture Investment                                                                11,100                     -
                                                                                  -----------------     -----------------
                                                                                             11,100                     -
                                                                                  -----------------     -----------------

                                                                                  $       3,347,111     $       1,260,850
                                                                                  =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                             $         413,431     $         155,256
     Accrued expenses                                                                       279,917               324,287
     Income in Advance                                                                    1,850,000                     0
     Loans (secured)                                                                        609,226                66,562
     Accrued Employee Benefits                                                               54,113                27,216
                                                                                  -----------------     -----------------

TOTAL CURRENT LIABILITIES                                                                 3,206,687               573,321

NON-CURRENT LIABILITIES
     Loans - related parties (unsecured)                                                    119,832               500,321
                                                                                  -----------------     -----------------

TOTAL LIABILITIES                                                                         3,326,519             1,073,642

SHAREHOLDERS' EQUITY
     Common stock par value $.001:
         25,000,000 shares authorized; 2,303,520 shares issued
         (2,148,000 in 1996)                                                                  2,304                 2,148
     Additional paid-in capital                                                           3,332,204             2,830,112
     Foreign exchange reserve                                                                84,142                     0
     (Deficit) accumulated during development stage                                      (3,398,058)           (2,645,052)
                                                                                  ------------------    ------------------

TOTAL SHAREHOLDERS' EQUITY                                                                   20,592               187,208
                                                                                  -----------------     -----------------

                                                                                  $       3,347,111     $       1,260,850
                                                                                  =================     =================

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                Period from
                                                                                                            8/9/90 (date
                                                  Three Months Ended               Six Months Ended            of inception)
                                                6/30/97        6/30/96          6/30/97         6/30/96         to 6/30/97
                                            --------------- -------------  ---------------  --------------  -------------------
Operating revenue                           $      439,451  $           0  $      596,003   $            0  $        1,055,886
Cost of sales                                     (219,433)             0        (295,701)               0            (653,819)
                                            --------------- -------------  ---------------  --------------  -------------------

GROSS PROFIT                                       220,018              0         300,302                0             402,067

General and administrative expenses               (409,674)      (460,000)       (800,173)        (460,000)         (2,586,804)
                                            --------------- -------------- ---------------  --------------- -------------------
Loss before other items                           (189,656)      (460,000)       (499,871)        (460,000)         (2,184,737)
                                            ---------------      --------- --------------   --------------- ------------------

Other Items:
     Expenses of Voluntary Administration                0              0               0                0             (13,284)
     Profit on sale of fixed assets                  1,148              0           1,148                0              89,184
     Goodwill on acquisition of Subsidiary
       written off                                       0              0               0                0            (845,012)
     Exchange loss on capitalisation of
        subsidiary's loan                          (92,068)             0         (92,068)               0             (92,068)
     Research and Development costs                (73,989)             0        (162,215)               0            (352,141)
                                            --------------- -------------  ---------------  --------------  -------------------
                                                  (164,909)             0        (253,135)               0          (1,213,321)

INCOME (LOSS) BEFORE INCOME
TAXES                                             (354,565)      (460,000)       (753,006)        (460,000)         (3,398,058)

PROVISION FOR INCOME TAXES                               0              0               0                0                   0
                                            --------------  -------------  --------------   --------------  ------------------

NET INCOME (LOSS)                           $     (354,565) $    (460,000) $     (753,006)  $     (460,000) $       (3,398,058)
                                            =============== ============== ==============   =============== ===================


Net income (loss) per weighted
     average common share outstanding       $        (0.16) $       (0.45) $        (0.35)  $        (0.45) $            (2.86)
                                            ==============  ============== ==============   =============== ===================

Weighted average number of
     common shares outstanding                   2,149,730      1,029,011       2,148,860        1,022,838           1,184,759
                                            ==============  =============  ==============   ==============  ==================

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         Period from August 9, 1990 (Date of Inception) to June 30, 1997
                                   (UNAUDITED)

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                        Additional           During
                                                         Common          Stock            Paid-in          Development
                                                         Shares         Amount            Capital             Stage
                                                     -------------   -------------   ------------       --------------
Balances at 8/9/90 (Date of Inception)               $           0   $           0   $          0       $            0
     Issuance of common stock (restricted) at
       $.001 per share at 8/9/90                         1,000,000           1,000                                   0
     Net loss for period                                                                                        (1,000)
                                                     -------------   -------------   ------------       --------------
Balances at 12/31/90                                     1,000,000           1,000              0               (1,000)
     Net income for year                                                                                             0
                                                     -------------   -------------   ------------       --------------
Balances at 12/31/91                                     1,000,000           1,000              0               (1,000)
     Net income for year                                                                                             0
                                                     -------------   -------------   ------------       --------------
Balances at 12/31/92                                     1,000,000           1,000              0               (1,000)
     Net income for year                                                                                             0
                                                     -------------   -------------   ------------       --------------
Balances at 12/31/93                                     1,000,000           1,000              0               (1,000)
     Net income for year                                                                                             0
                                                     -------------   -------------   ------------       --------------
Balances at 12/31/94                                     1,000,000           1,000              0               (1,000)
     Net income for year                                                                                             0
                                                     -------------   -------------   ------------       --------------
Balances at 12/31/95                                     1,000,000           1,000              0               (1,000)
     Issuance of common stock (restricted) at
       $5.00 per share for cash at 1/10/96                  20,000              20         99,980
     Issuance of common stock (80,000 Regulation S
       and 100,000 restricted) at par to acquire
       subsidiary and associated loan at
       6/28/96 (Value based on assets received)            180,000             180              -
     Issuance of common stock (restricted) at
       $2.00 per share for expenses at 6/28/96             230,000             230        459,770
     Issuance of common stock (restricted) at
       $2.00 per share to retire debt at
       9/30/96                                             270,000             270        539,730
     Issuance of common stock (Regulation S)
       at $4.50 per share to retire debt at
       9/30/96                                             218,000             218        980,782
     Issuance of common stock (restricted) at
       $0.001 per share for prepaid expenses at
       9/30/96                                              80,000              80              -
     Issuance of common stock (restricted) at
       $5.00 per share for prepaid expenses                150,000             150        749,850
       at 9/30/96
     Net loss for the year to 12/31/96                                                                      (2,644,052)
                                                     -------------   -------------   ------------       ---------------
Balances at 12/31/96                                     2,148,000           2,148      2,830,112           (2,645,052)
     Issuance of common stock (Reg S) at $4 per
       share to retire debt at 6/30/97                      95,605              96        382,322                    0
     Issuance of common stock (Reg S) at $2 per
       share to retire debt at 6/30/97                      59,915              60        119,770                    0
     Net loss for the period to 6/30/97                          0               0              0             (753,006)
                                                     -------------   -------------   ------------       ---------------

Balances at 6/30/97                                  $   2,303,520   $       2,304   $  3,332,204       $   (3,398,058)
                                                     =============   =============   ============       ===============

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                              Period from
                                                                                                             8/9/90 (date
                                                                                 Six Months Ended           of inception)
                                                                                6/30/97      6/30/96           to 6/30/97
                                                                           ------------   ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                              $   (753,006)  $   (460,000)   $   (3,398,058)
     Adjustments to reconcile net (loss) to net
       cash required by operating activities:
         (Profit)/Loss on sale of non current assets                                142              0           (87,894)
         Stock issued for expenses                                                    0        460,000                 0
         Depreciation                                                            32,778              0            65,015
         Goodwill written off                                                         0              0           845,012
         Accrued Employee Benefits                                               29,588              0            42,205

     Changes in assets and liabilities:
         Accounts receivable                                                    (98,046)             0          (300,085)
         Inventories                                                           (125,721)             0             1,829
         Prepaid expense                                                       (112,095)             0          (870,471)
         Accounts payable                                                       172,888              0           313,628
         Accrued expenses                                                        78,578              0            93,280
                                                                           ------------   ------------    --------------
                                                                                (21,888)       460,000           102,519
                                                                           -------------  ------------    --------------
NET CASH REQUIRED BY
   OPERATING ACTIVITIES                                                        (774,894)             0        (3,295,539)

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of non current assets                                         0              0           713,797
     Cash acquired from subsidiaries                                                  0        104,353           147,939
     Investment in joint venture                                                (11,850)             0           (11,850)
     Purchase of Fixed Assets                                                         0              0           (18,752)
                                                                           ------------   ------------    ---------------
NET CASH PROVIDED (REQUIRED)
    BY   INVESTING ACTIVITIES                                                   (11,850)       104,353           831,134
                                                                           -------------  ------------    --------------

CASH FLOWS FROM FINANCING
   ACTIVITIES
     Loan Repayments - Bank                                                           0              0          (657,307)
     Stock sold                                                                 502,248        100,000         3,334,508
     Loans - related parties                                                    219,621              0           719,942
     Loan repayments - other                                                    (68,369)             0                 0
     Loans - other                                                              612,833              0           612,833
     Loan repayments - related parties                                         (596,379)             0        (1,644,307)
                                                                           -------------  ------------    --------------
NET CASH PROVIDED (REQUIRED)
   BY FINANCING ACTIVITIES                                                      669,954        100,000         2,365,669
                                                                           ------------   ------------    --------------

NET INCREASE IN CASH                                                           (116,790)       204,353           (98,736)
   Foreign exchange translation adjustment                                      104,469              0           104,469
                                                                           ------------   ------------    --------------
                                                                                (12,321)       204,353             5,733

CASH AT BEGINNING OF PERIOD                                                      18,054              0                 0
                                                                           ------------   ------------    --------------

CASH AT END OF PERIOD                                                      $      5,733   $    204,353    $        5,733
                                                                           ============   ============    ==============

SUPPLEMENTAL FINANCING ACTIVITIES

During the period ended 30 June 1997, the Company issued 155,520 Regulation S shares in satisfaction of loans due to related parties.

On 10 March 1997, the Company entered into a promissory agreement in regard to loan funds advanced of $300,000. In addition to interest at 10% per annum on the amount outstanding, the Company entered into a stock option agreement with the lender for 120,000 shares at a price of $2.50 per share exercisable until 7 March 2002. The loan is secured over the Company's shares in its subsidiary, Ogenic Technologies Pty Ltd.

In June 1997, the Company entered into a promissory agreement in regard to loan funds advanced of $300,000. The promissory agreement bears no interest and is repayable by December 1997. In lieu of interest, the borrower was granted an option to purchase 205,000 shares in the Company at a price of $2 per share exercisable until 30 June 2003.

On 16 May 1997, the Board of Directors resolved to set aside for issuance under a Stock Option Plan (subject to formal approval by the Company's stockholders), up to 1,000,000 shares of common stock options to be granted to employees of the Company.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements as of June 30, 1997 include the accounts of the Company and its wholly-owned subsidiary Ogenic Technologies Pty Ltd, Ogenic's 95% owned inactive subsidiary Ogenic Industries Pty Ltd and Ogenic's dormant subsidiary Ogenic Sales Pty Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Non Current Investments Investments are brought to account at cost.

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

Timing differences which arise due to the different accounting periods in which items of revenue and expense are included in the determination of operating profit before income tax and taxable income are brought to account either as a provision for deferred income tax or as an asset described as future income tax benefit at rates of income tax applicable to the period in which the benefit will be received or the liability will become payable.

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

At the date of this report, the economic entity has tax losses of approximately $5.3m of which $1m relates to Associated Technologies and the balance relates to its principal subsidiary Ogenic Technologies Pty Ltd. The Directors are confident that the Research and Development syndication and funding arrangements to be completed during 1998, will result in the full amount of the accumulated tax losses being recovered against future taxable income. The Directors have however, adopted a conservative view in regard to these losses until such time as full documentation is completed and operating results improve. Accordingly, no value has been included in the accounts for the future income tax benefit that is expected to arise in the foreseeable future. This treatment is in accordance with US G.A.A.P. and Australian accounting standards.

Inventories
With the exception of contract work in progress all inventories are valued at the lower of cost and net realisable value. The cost of manufactured products includes direct materials, direct labour and an appropriate portion of variable and fixed overheads. Overheads are applied on the basis of normal operating capacity. Costs are assigned on the basis of weighted average.

Construction Contracts
All contracts which are on a fixed price basis are accounted for on the basis that profit is recognised in proportion to the progress of each contract when the following conditions are satisfied:

          -    Total contract revenues to be received can be reliably estimated.

          -    The costs to complete the contract can be reliably estimated.

          - The stage of contract completion can be reliably determined and is at least 30% of the total contract;

          - The costs attributable to the contract to date can be clearly identified and can be compared with prior estimates.

Operating Revenue
Sales revenue represents revenue earned from the sale of the group's products, net of returns, trade allowances and duties and taxes paid. Other revenue includes interest income, proceeds from disposal of non current assets and insurance recoveries.

Receivables
A provision is raised for any doubtful debts based on a review of all outstanding amounts at year end. Bad debts are written off during the period in which they are identified.

Research & Development
During the period to June 30 1997, the company's principal subsidiary Ogenic Technologies Pty Ltd, incurred Research and Development Expenditures of $162,215 in the development of Virtuoso, a digital audio playback and recording system for the radio broadcasting industry. Virtuoso has been designed to form the foundation of the company's future PC based play-out software systems. These systems are intended for traditional markets and new markets in the commercial entertainment industries.

Although the Directors are of the opinion that there will be significant sales of Virtuoso in the future and that this expenditure could be capitalised under Australian Standards, the Company has adopted a conservative approach in regard to the capitalisation of Research & Development and all expenditure to date has, therefore, been written off.

This accounting treatment is in accordance with the US G.A.A.P standards.

Intangible Assets
The company's principal trading subsidiary which was acquired in June 1996, possesses significant core technology which has not been recorded in the company's books. This core technology was valued by Ernst & Young at $4.3m in 1996 for the purposes of the proposed Research and Development Syndication.

In addition since November 1995, Ogenic Technologies Pty Ltd has spent in excess of $530,000 in Research and Development of a new digital recording and playback system for the radio broadcasting industry (Virtuoso). To date, all of the amounts expended have been written off to profit and loss in accordance with US G.A.A.P. standards.

There is a further intangible asset relating to a future income tax benefits which has also not been brought to account. This treatment is consistent with the Directors conservative approach to the recognition of intangible assets and is in accordance with both US G.A.A.P. and Australian accounting standards.

Goodwill
Goodwill arising on consolidation of subsidiaries is capitalised and written off over a maximum period of 5 years. However, in accordance with SEC practice and in view of the fact that Ogenic represented the first acquisition of AT, goodwill arising on the acquisition of Ogenic, was written off during the year ended December 31, 1996.

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

NOTE 2:           DEVELOPMENT STAGE COMPANY

The Company was incorporated under laws of the State of Nevada on August 9, 1990 and was in the development stage until it acquired its first operating subsidiary, Ogenic in June 1996. The Company intends to provide software products for use in the commercial entertainment industries. It sees its traditional audio broadcasting market as one such market place. It also considers a further market place for its play technologies may be the domestic entertainment market.

NOTE 3:           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

NOTE 4:           RELATED PARTY TRANSACTIONS

The Company's subsidiary Ogenic, leases property in Perth, Western Australia and the Company utilises office space in New York and Sydney, Australia when necessary.

Included under non-current liabilities are loans totalling $119,832 due to companies associated with First Sydney Capital which is a shareholder in the Company. Both Mr. Len McDowall and Mr. Alan Gallagher are Directors of First Sydney Capital. The loan does not currently bear interest and no terms in regard to interest, have been agreed.

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

At the date of this report, Ogenic has received approval from the Australian Government for this R & D Syndication and documentation is progressing with a view to completion prior to September 30, 1997.

In addition to the R&D Syndication, on June 30, 1997 Ogenic was appointed as a sub-researcher under a structured R&D funding program with a total value of $1.85 million over the year to June 30, 1998. This contract was arranged through a related entity, First Sydney Capital. Further research contracts are anticipated in the region of $1.5 million to $4.5 million over the next 12 months.

NOTE 7:           INTANGIBLE ASSETS

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

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                   Three months     Three months        Six months         Six Months
                                                          ended           ended            ended              ended
                                                       6/30/97          6/30/96           6/30/97             6/30/96
                                                   --------------   -------------   ------------------  -----------------
Operating Revenue                                  $     439,451    $     56,392    $         596,003   $        139,341
Cost of Sales                                           (219,433)        (65,924)            (295,701)          (137,857)
                                                   --------------   -------------   ------------------  -----------------

GROSS PROFIT                                             220,018          (9,532)             300,302              1,484
General and Administrative expenses                     (409,674)       (800,660)            (800,173)          (894,669)
                                                   --------------   -------------   ------------------  -----------------
Loss before other items                                 (189,656)       (810,192)            (499,871)          (893,185)

Other Items:
   Research and Design costs                             (73,989)       (180,446)            (162,215)          (238,390)
   Bankruptcy expenses                                         0         (62,961)                   0           (112,222)
   Debt forgiveness                                            0         619,647                    0            619,647
   Profit on sale of fixed asset                           1,148               0                1,148                  0
   Exchange loss on capitalisation of
      subsidiary's loan                                  (92,068)              0              (92,068)                 0
                                                   --------------   ------------    ------------------  ----------------

                                                        (164,909)        376,240             (253,135)           269,035
                                                   --------------   ------------    -----------------   ----------------

INCOME (LOSS) BEFORE INCOME TAXES                       (354,565)       (433,952)            (753,006)          (624,150)
PROVISION FOR INCOME TAXES                                     0               0                    0                  0
                                                   -------------    ------------    -----------------   ----------------

NET INCOME (LOSS)                                  $    (354,565)   $   (433,952)   $        (753,006)  $       (624,150)
                                                   ==============   =============   ==================  ================

INCOME (LOSS) PER COMMON SHARE
Net income (loss) per weighted average
     common share outstanding                      $        (0.16)  $      (0.42)   $           (0.35)  $           (0.63)
                                                   ===============  =============   =================   =================
Weighted average number of common
     shares outstanding                                2,149,730       1,029,011         2,148,000             1,014,898
                                                   =============    ============    ==============   ===================



NB The Corporation's principal trading subsidiary Ogenic Technologies Pty Ltd, was acquired on June 28 1996. The above statements have been prepared for comparison purposes only and excludes the profit on the abortive R&D Syndication in June 1996.