Form 10-Q
period 1997-09-30
ASSOCIATED TECHNOLOGIES
filed 1997-11-18
CIK 894565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended              September 30, 1997
                                                     ------------------

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                     to

Commission File Number              33-55254-45


                            ASSOCIATED TECHNOLOGIES
             (Exact name of registrant as specified in its charter)

                  NEVADA                                   87-0485306
(State or other jurisdiction of incorporation          (IRS Employer
         or organization)                              Identification Number)

1204 THIRD AVENUE, SUITE 172
NEW YORK, NY                                             10021
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code       (212) 988-0394
                                                  ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


           Class                    Outstanding as of September 30, 1997
---------------------------         ------------------------------------
    CLASS A COMMON STOCK                       2,303,520 Shares
      Par Value $0.001

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


Financial Statements                                                     Page

Consolidated Balance Sheets as at December 31, 1996 and
     September 30, 1997                                                   F-1

Consolidated Statements of Operations for the quarter ending
     September 30, 1997                                                   F-2

Consolidated Statement of Shareholders' Equity for the period
     from August 9, 1990 to September 30, 1997                            F-3

Consolidated Statements of Cash Flows for the quarter ending
     September 30, 1997                                                   F-4

Selected Notes to Consolidated Financial Statements                       F-5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Associated Technologies continues to seek to acquire technology companies with strong existing management growth potential and technology which can be utilised in numerous market places. During the current quarter, negotiations were entered into and terms agreed to in principle for the acquisition of a company based in Massachusetts involved in the development of computer software games using digital sound technology. At the date of this report, both parties are finalising the details of the transaction and completing due diligence work. The acquisition is expected to be finalised during the first quarter of 1998.

Meanwhile, the company's principal trading subsidiary, Ogenic Technologies Pty Ltd, continues to focus on improving operating results with a view to moving into a position of operating profit as early as possible in 1998. A thorough management review of all operating systems and procedures is currently being undertaken and is expected to be completed by the end of 1997.

Management's strategy is to ensure:-

that reporting systems clearly differentiate between the three components of Ogenic's business i.e. analog systems, digital systems and research and development.

a) that maximum returns are achieved from the company's traditional analog radio broadcasting market including improved planning and forecasting and as a consequence, longer production runs which will improve margins on manufactured product.
b) that software development is clearly focussed on delivering saleable software products which can be marketed according to an agreed strategy in defined markets.
c)   that  maximum  results  are  achieved  from  the  company's   research  and
     development programs to enable the company to position itself at the forefront of future markets.

Ogenic continues to improve and upgrade its Virtuoso product with version 1.2 due for release in December 1997. At the same time, marketing strategies are being developed for the release of a version of Virtuoso designed for the Community Radio Broadcasting market.

During the quarter, Ogenic commenced research and development under the sub research contract, referred to in the June quarter report, for $1.8 million. It is expected that the research and development work will be completed during the first half of the 1998 financial year.

Results of Operations

The company's subsidiary, Ogenic Technologies Pty Ltd, was acquired in June 1996 and the Statement of Operations shown in F-2, excludes trading activities prior to this date. The comments that follow therefore, are based on the Statement of Operations shown in F-10 which includes the trading activities of Ogenic Technologies Pty Ltd prior to June 1996. The operating revenue for the year to date was $1,370,351, an increase of more than 250% on the operating revenue for the corresponding period to September 1996 and resulted in a gross profit of $688,551 (50%) compared with a gross profit of $108,095 (28%) in the corresponding period. General and administrative expenses are $1,228,801 which compares favourably with the 1996 figure of $1,730,938 which includes $460,000 relating to parent company costs associated with the acquisition of Ogenic Technologies Pty Ltd.

The operating revenue for the quarter to September 30, 1997 was $774,348 which includes $426,938 relating to the sub research contract. Cost of sales amounted to $386,100 which includes $101,990 relating to the sub research contract and resulted in a gross profit of $388,248.

General and administrative expenditure amounted to $428,627 and included $206,657 for wages and salaries of which $26,100 was related to remuneration paid to the directors of the company or its subsidiary. Other major items of expenditure were travel at $13,697, depreciation at $24,014, bad debts at $11,468, consultancy fees at $34,916, telephone at $16,054 and project expenses at $43,452.

Since June 30 1997, the Group has received orders totalling $0.70 million and at the date of this report, the company has outstanding orders of $0.8 million.

Further contracts are anticipated from structured R&D programs involving fund raising for the development and commercialisation of new software products.

Liquidity and Capital Resources

The Company's cash liquidity continued to improve as a result of the $1.8 million received as an advance payment on account of contracted research and development work and contract deposits received on account of radio broadcasting contracts ($279,557).

Current assets include:-
a) $290,420 relating to expenditure incurred in Research and Development which the company expects to recoup from the R&D Syndication program expected to commence in the first quarter of 1998; and
b) prepaid expenses which include $304,377 relating to expenses associated with R&D structured funding programs with a total value of $4.3 million of which $1.8 million had been received at June 30 1997. A proportion of the total prepaid fees which are expected to relate to the period after September 1998, have been included under non current assets in accordance with normal accounting conventions.

Included under current liabilities, is a figure for income in advance of $1,386,000. This represents the value of the sub research contract (gross value $1.8 million) which has not been brought to account. The anticipated net income on this sub research contract is expected to be $1.37 million of which $0.32 million has been taken to profit/loss in the current quarter.

The company repaid $450,000 in short term loans during the quarter including interest of $15,000.

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

Exchange Rate

The Exchange Rate at September 30, 1997 was: US$1.00 = A$1.38 (December 31 1996 A$1.27)

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


(a) The following exhibits are included in this filing:
                                                                     Page
     Financial Statements as of September 30, 1997                    F-1
     Financial Data Schedule

(b) Reports on Form 8-K.

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED TECHNOLOGIES




By:     s/ Alan James Gallagher
       Alan James Gallagher, President (Acting)

Dated :                 18 November 1997
          ------------------------------

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                                 9/30/97               12/31/96
                                                                                     (Unaudited)             (Audited)
                                                                                  -----------------     -----------------
CURRENT ASSETS
     Cash                                                                         $               0     $          18,054
     Research & Development Project debtor                                                  900,001                     0
     Accounts receivable                                                                    334,607               181,341
     Inventories                                                                            253,891               187,062
     Prepaid R&D Expenditure                                                                290,420                     0
     Prepaid expenses                                                                       429,732               759,051
                                                                                  -----------------     -----------------

TOTAL CURRENT ASSETS                                                                      2,208,651             1,145,508
PROPERTY, PLANT, AND EQUIPMENT
     Equipment                                                                              366,064               425,003
     Accumulated depreciation and amortization                                             (270,411)             (309,661)
                                                                                  ------------------    ------------------

NET PROPERTY, PLANT AND EQUIPMENT                                                            95,653               115,342

OTHER ASSETS
     Investments                                                                                138                     0
     Prepaid expenses - R&D structured funding                                              328,125                     0
                                                                                  -----------------     -----------------
                                                                                            328,263                     0
                                                                                  -----------------     -----------------

         TOTAL ASSETS                                                             $       2,632,567     $       1,260,850
         ------------                                                             =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft                                                               $           5,084     $               0
     Accounts payable                                                                       364,525               155,256
     Accrued expenses                                                                       243,553               324,287
     Income in Advance                                                                    1,386,000                     0
     Loans (secured)                                                                        150,000                66,562
     Accrued Employee Benefits                                                               51,708                27,216
     Contract deposits                                                                      279,557                     0
                                                                                  -----------------     -----------------

TOTAL CURRENT LIABILITIES                                                                 2,480,427               573,321
NON-CURRENT LIABILITIES
     Loans - related parties (unsecured)                                                    123,312               500,321
                                                                                  -----------------     -----------------

TOTAL LIABILITIES                                                                         2,603,739             1,073,642

SHAREHOLDERS' EQUITY Common stock par value $.001:
         25,000,000 shares authorized; 2,303,520 shares issued
         (2,148,000 in 1996)                                                                  2,304                 2,148
     Additional paid-in capital                                                           3,332,204             2,830,112
     Foreign exchange reserve                                                                80,543                     0
     (Deficit) accumulated during development stage                                      (3,386,223)           (2,645,052)
                                                                                  ------------------    ------------------

TOTAL SHAREHOLDERS' EQUITY                                                                   28,828               187,208
                                                                                  -----------------     -----------------

                                                                                  $       2,632,567     $       1,260,850
                                                                                  =================     =================

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                              Period from
                                                                                                              8/9/90 (date
                                                 Three Months Ended                 Nine Months Ended           of inception)
                                                 9/30/97        9/30/96         9/30/97          9/30/96         to 9/30/97
                                            ----------------  ------------  --------------   ---------------  -----------------
Operating revenue                           $       774,348   $   248,053   $   1,370,351    $      248,053   $      1,830,234
Cost of sales                                      (386,100)     (136,429)       (681,800)         (136,429)        (1,039,918)
                                            ----------------  ------------  --------------   ---------------  -----------------

GROSS PROFIT                                        388,248       111,624         688,551           111,624            790,316

General and administrative expenses                (428,627)     (761,072)     (1,228,801)       (1,221,072)        (3,015,431)
                                            ----------------  ------------  --------------   ---------------  -----------------
Loss before other items                             (40,379)     (649,448)       (540,250)       (1,109,448)        (2,225,115)
                                            ----------------     ---------  -------------    ---------------  ----------------

Other Items:
*    Prior year adjustment                         (124,000)            0        (124,000)                0           (124,000)
     Expenses of Voluntary Administration                 0             0               0                 0            (13,284)
     Profit on sale of fixed assets                  (1,114)      102,052              35           102,052             88,070
     Goodwill on acquisition of subsidiary
         written off                                      0             0               0                 0           (845,012)
     Exchange loss on capitalisation of
         subsidiary's loan                                0             0         (92,068)                0            (92,068)
     Debt Forgiveness                                     0        60,790               0            60,790                  0
     Performance Bond                                     0       (22,363)              0           (22,363)                 0
     Unrealised exchange gain - subsidiary
         loan                                        15,112             0          15,112                 0             15,112
     Research and Development costs                 162,215      (146,478)              0          (146,478)          (189,926)
                                            ---------------   ------------  -------------    ---------------  -----------------
                                                     52,213        (5,999)       (200,921)           (5,999)        (1,161,108)

INCOME (LOSS) BEFORE INCOME
     TAXES                                           11,834      (655,447)       (741,171)       (1,115,447)        (3,386,223)

PROVISION FOR INCOME TAXES                                0             0               0                 0                  0
                                            ---------------   -----------   -------------    --------------   ----------------

NET INCOME (LOSS)                           $        11,834   $  (655,447)  $    (741,171)   $   (1,115,447)  $     (3,386,223)
                                            ===============   ============  =============    ===============  =================

     Net income (loss) per weighted
         average common share
         outstanding                        $          0.01   $     (0.46)  $       (0.34)   $        (0.96)  $          (2.86)
                                            ===============   ============  =============    ===============  =================

     Weighted average number of
         common shares outstanding                2,303,520     1,437,804       2,200,410         1,162,547          1,182,885
                                            ===============   ===========   =============    ==============   ================

* The prior year adjustment represents an amount finally negotiated subsequent to the previous year end in relation to a fee due to First Sydney Capital Ltd for merchant banking services and advice rendered during and prior to the acquisition of Ogenic Technologies Pty Ltd.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      Period from August 9, 1990 (Date of Inception) to September 30, 1997
                                   (UNAUDITED)

                                                                                                                  Deficit
                                                                                                                Accumulated
                                                                                            Additional            During
                                                       Common              Stock              Paid-in           Development
                                                       Shares             Amount              Capital              Stage
                                                  ---------------    -----------------   ----------------   ------------------
Balances at 8/9/90 (Date of Inception)                          0    $               0   $              0   $                0
   Issuance of common stock (restricted) at
      $.001 per share at 8/9/90                         1,000,000                1,000                  0                    0
Net loss for period                                                                                                     (1,000)
                                                  ---------------    -----------------   ----------------   ------------------
Balances at 12/31/90                                    1,000,000                1,000                  0               (1,000)
Net income for year                                                                                                          0
                                                  ---------------    -----------------   ----------------   ------------------
Balances at 12/31/91                                    1,000,000                1,000                  0               (1,000)
Net income for year                                                                                                          0
                                                  ---------------    -----------------   ----------------   ------------------
Balances at 12/31/92                                    1,000,000                1,000                  0               (1,000)
Net income for year                                                                                                          0
                                                  ---------------    -----------------   ----------------   ------------------
Balances at 12/31/93                                    1,000,000                1,000                  0               (1,000)
Net income for year                                                                                                          0
                                                  ---------------    -----------------   ----------------   ------------------
Balances at 12/31/94                                    1,000,000                1,000                  0               (1,000)
Net income for year                                                                                                          0
                                                  ---------------    -----------------   ----------------   ------------------
Balances at 12/31/95                                    1,000,000                1,000                  0               (1,000)
   Issuance of common stock (restricted) at
      $5.00 per share for cash at 1/10/96                  20,000                   20             99,980
   Issuance of common stock (80,000
      Regulation  S and 100,000  restricted)
      at par to acquire  subsidiary  and
      associated loan at 6/28/96 (Value based
      on assets received)                                 180,000                  180                  -
   Issuance of common stock (restricted) at
      $2.00 per share for expenses at 6/28/96             230,000                  230            459,770
   Issuance of common stock (restricted) at
      $2.00 per share to retire debt at
      9/30/96                                             270,000                  270            539,730
   Issuance of common stock (Regulation S)
      at $4.50 per share to retire debt at
      9/30/96                                             218,000                  218            980,782
   Issuance of common stock (restricted) at
      $0.001 per share for prepaid expenses
      At 9/30/96                                           80,000                   80                  -
   Issuance of common stock (restricted) at
      $5.00 per share for prepaid expenses                150,000                  150            749,850
      at 9/30/96
Net loss for the year to 12/31/96                                                                                   (2,644,052)
                                                  ---------------    -----------------   ----------------   -------------------
Balances at 12/31/96                                    2,148,000                2,148          2,830,112           (2,645,052)
Issuance of common stock (Reg S) at $4 per
   share to retire debt at 6/30/97                         95,605                   96            382,322                    0
Issuance of common stock (Reg S) at $2 per
   share to retire debt at 6/30/97                         59,915                   60            119,770                    0
Net loss for the period to 9/30/97                              0                    0                  0             (741,171)
                                                  ---------------    -----------------   ----------------   -------------------
Balances at 9/30/97                                     2,303,520    $           2,304   $      3,332,204   $       (3,386,223)
                                                  ===============    =================   ================   ===================

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                              Period from
                                                                                                             8/9/90 (date
                                                                            Nine Months Ended                of inception)
                                                                       9/30/97             9/30/96            to 9/30/97
                                                                  ----------------    ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $       (741,171)   $     (1,115,447)   $      (3,386,223)
      Adjustments to reconcile net (loss) to net
         cash required by operating activities:
             (Profit)/Loss on sale of non current assets                   (16,308)            (88,037)            (104,344)
         Stock issued for expenses                                               0             460,000                    0
         Depreciation                                                       46,518              14,467               78,755
             Goodwill written off                                                0                   0              845,012
             Accrued Employee Benefits                                      28,614                   0               41,231
             Investments written off                                        11,907                   0               11,907

      Changes in assets and liabilities
             Accounts receivable                                        (1,102,665)                  0           (1,304,704)
             Inventories                                                   (89,709)                  0               37,841
             Prepaid expense                                              (350,930)                  0           (1,109,306)
             Accounts payable                                              286,287                   0              427,027
             Accrued expenses                                              (78,275)                  0              (63,573)
             Income in advance                                           1,429,313                   0            1,429,313
             Contract deposits                                             288,293                   0              288,293
                                                                  ----------------    ----------------    -----------------
                                                                           453,045             386,430              577,452
                                                                  ----------------    ----------------    -----------------
NET CASH REQUIRED BY
   OPERATING ACTIVITIES                                                   (288,126)             (5,043)          (2,808,771)

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of non current assets                                   0             693,615              713,797
      Cash acquired from subsidiaries                                            0             104,353              147,939
         Investment in joint venture                                       (12,164)                  0              (12,164)
      Purchase of Fixed Assets                                             (42,870)                  0              (61,622)
                                                                  -----------------   ----------------    ------------------
NET CASH PROVIDED (REQUIRED)
    BY   INVESTING ACTIVITIES                                              (55,034)            797,968              787,950
                                                                  -----------------   ----------------    -----------------

CASH FLOWS FROM FINANCING
   ACTIVITIES
      Loan Repayments - Bank                                                     0                   0             (657,307)
      Stock sold                                                           502,248             100,000            3,334,508
      Loans - related parties                                              366,236             572,208              866,557
      Loan repayments - other                                             (514,762)           (748,157)            (514,762)
      Loans - other                                                        600,000                   0              668,369
      Loan repayments - related parties                                   (502,248)                  0           (1,550,176)
                                                                  -----------------   ----------------    ------------------
NET CASH PROVIDED (REQUIRED)
   BY FINANCING ACTIVITIES                                                 451,474             (75,949)           2,147,189
                                                                  ----------------    -----------------   -----------------

NET INCREASE IN CASH                                                       108,314              23,361              126,368

   Foreign exchange translation adjustment                                (131,452)                  0             (131,452)
                                                                  -----------------   ----------------    ------------------
                                                                           (23,138)             23,361               (5,084)

CASH AT BEGINNING OF PERIOD                                                 18,054                   0                    0
                                                                  ----------------    ----------------    -----------------

CASH AT END OF PERIOD                                             $         (5,084)   $         23,361    $          (5,084)
                                                                  =================   ================    ==================

SUPPLEMENTAL FINANCING ACTIVITIES

During the period ended September 30 1997, the Company issued 155,520 Regulation S shares in satisfaction of loans due to the following related parties.

                                                              No. of shares
         Project & General Finance Pty Ltd                           95,605
         First Sydney Capital Ltd                                    59,915
                                                              -------------
                                                                    155,520
                                                              =============

On 10 March 1997 the Company entered into a promissory agreement in regard to loan funds advanced of $300,000. In addition to interest at 10% per annum on the amount outstanding, the Company entered into a stock option agreement with the lender for 120,000 shares at a price of $2.50 per share exercisable until 7 March 2002. The loan is secured over the Company's shares in its subsidiary, Ogenic Technologies Pty Ltd. The loan was fully repaid in the September 1997 quarter together with interest of $15,000.

In June 1997, the Company entered into a promissory agreement in regard to loan funds advanced of $300,000. The promissory agreement bears no interest and is repayable by December 1997. In lieu of interest, the borrower was granted an option to purchase 205,000 shares in the Company at a price of $2 per share exercisable until 30 June 2003. At 30 September 1997, $150,000 had been duly repaid to the lender.

On 16 May 1997, the Board of Directors resolved to set aside for issuance under a Stock Option Plan up to 1,000,000 shares of common stock options to be granted to employees and directors of the Group.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements as of September 30, 1997 include the accounts of the Company and its wholly-owned subsidiary Ogenic Technologies Pty Ltd, Ogenic's 95% owned inactive subsidiary Ogenic Industries Pty Ltd and Ogenic's dormant subsidiary Ogenic Sales Pty Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.

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

At the date of this report, the economic entity has tax losses of approximately $5.6m of which $1.3m relates to Associated Technologies and the balance relates to its principal subsidiary Ogenic Technologies Pty Ltd. The Directors are confident that the Research and Development syndication and funding arrangements to be completed during 1998, will result in the full amount of the accumulated tax losses being recovered against future taxable income. The Directors have however, adopted a conservative view in regard to these losses until such time as full documentation is completed and operating results improve. Accordingly, no value has been included in the accounts for the future income tax benefit that is expected to arise in the foreseeable future. This treatment is in accordance with US G.A.A.P. and Australian accounting standards.

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

Construction Contracts
All contracts which are on a fixed price basis are accounted for on the basis that profit is recognised in proportion to the progress of each contract when the following conditions are satisfied:

       -      Total contract revenues to be received can be reliably estimated.
       -      The costs to complete the contract can be reliably estimated.
       - The stage of contract completion can be reliably determined (and is at least 30% of the total contract;)
       - The costs attributable to the contract to date can be clearly identified and can be compared with prior estimates.

Research & Development Contracts
Contracts for Research & Development which are on a fixed price basis, are accounted for on the basis that profit is recognised in proportion to the progress of each contract when the following conditions are satisfied:

       -      Total contract revenues to be received can be reliably estimated.
       -      The costs to complete the contract can be reliably estimated.
       -      The stage of contract completion can be reliably determined.
       - The costs attributable to the contract to date can be clearly identified and can be compared with prior estimates.



At the date of this report, the Directors estimate that the sub research contract for $1.8 million is 23% complete. As this contract meets the conditions specified above, the following income and expenditure has been brought to account as profit in the current quarter.

                                    Total            Profit &          Foreign        Unexpired
                                  Contract           Loss A/C         Exchange        Portion
                                                                       Reserve
                                ------------         ----------         ---------     ------------
       Gross Revenue               1,800,000            426,938            12,938        1,386,000
       Less Expenditure              430,000            101,990             3,090          331,100
                                ------------         ----------         ---------     ------------
       Net Income                  1,370,000            324,948             9,848        1,054,900
                                ============         ==========         =========     ============

Operating Revenue
Sales revenue represents revenue earned from the sale of the group's products, research and development work, net of returns, trade allowances and duties and taxes paid. Other revenue includes interest income, proceeds from disposal of non current assets and insurance recoveries.

Receivables
A provision is raised for any doubtful debts based on a review of all outstanding amounts at year end. Bad debts are written off during the period in which they are identified.

Research & Development
During the period to September 30 1997, the company's principal subsidiary Ogenic Technologies Pty Ltd, incurred Research and Development Expenditure of $290,420 in the development of Virtuoso, a digital audio playback and recording system for the radio broadcasting industry. Virtuoso has been designed to form the foundation of the company's future PC based play-out software systems. These systems are intended for traditional markets and new markets in the commercial entertainment industries. Virtuoso forms the foundation of the proposed R&D Syndication to develop the Virtual Interactive Radio Station. Documentation on the R&D Syndication is expected to be completed during the December 1997 quarter. The Directors are of the opinion that the full amount of expenditure incurred on the development of Virtuoso during the current year, will be recoverable from the R&D Syndication income. Accordingly, the charge to Profit and Loss for the half year to June 1997 ($162,215) and expenditure incurred during the current quarter ($128,205), has been treated as a recoverable item in current assets.

The company adopts the policy of writing off against current revenue, any R&D costs which are not directly funded from external sources.

Intangible Assets
The company's principal trading subsidiary which was acquired in June 1996, possesses significant core technology which has not been recorded in the company's books. This core technology was valued by Ernst & Young at $4.3m in 1996 for the purposes of the proposed Research and Development Syndication.

In addition since November 1995, Ogenic Technologies Pty Ltd has spent in excess of $530,000 in Research and Development of a new digital recording and playback system for the radio broadcasting industry (Virtuoso). As noted above, costs for the year to date ($290,420) have been treated as a current asset at September 30 1997 as the Directors are of the opinion that these costs will be recoverable out of the proposed R&D Syndication which is expected to be finalised before December 31, 1997.

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

NOTE 2:           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

NOTE 3:           RELATED PARTY TRANSACTIONS

The Company's subsidiary Ogenic, leases property in Perth, Western Australia and the Company utilises office space in New York and Sydney, Australia when necessary.

Included under non-current liabilities are loans totalling $123,312 due to companies associated with First Sydney Capital Ltd which is a shareholder in the Company. Both Mr. Len McDowall and Mr. Alan Gallagher are Directors of First Sydney Capital Ltd. The loan bears interest at 12%.

NOTE 4:           RESEARCH AND DEVELOPMENT

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

At the date of this report, Ogenic has received approval from the Australian Government for this R & D Syndication and documentation is progressing with a view to completion prior to December 31, 1997.

In addition to the R&D Syndication, on June 30 1997 Ogenic was appointed as a sub-researcher under a structured R&D funding program with a total value of $1.8 million over the year to June 30, 1998. This contract was arranged through a related entity, First Sydney Capital Ltd. Further research contracts are anticipated over the next 12 months.

NOTE 5:           INTANGIBLE ASSETS

No account has been taken of the intangible or contingent assets to which the Company has title. These include the Company's existing analogue product range, the released version of Virtuoso, general technological and market knowledge in regard to the radio broadcasting industry and the income tax benefit that may arise once the Company has secured its Research and Development funding programs.

                    ASSOCIATED TECHNOLOGIES AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                    Three months    Three months        Nine months        Nine months
                                                        ended           ended              ended              ended
                                                       9/30/97         9/30/96            9/30/97            9/30/96
                                                   --------------   -------------   ------------------  -----------------
Operating Revenue                                  $     774,348    $    248,053    $       1,370,351   $        387,813
Cost of Sales                                           (386,100)       (136,429)            (681,800)          (279,718)
                                                   --------------   -------------   ------------------  -----------------

GROSS PROFIT                                             388,248         111,624              688,551            108,095
General and Administrative expenses                     (428,627)       (761,072)          (1,228,801)        (1,730,938)
                                                   --------------   -------------   ------------------  -----------------
Loss before other items                                  (40,379)       (649,448)            (540,250)        (1,622,843)

Other Items:
   Prior Period Adjustment                              (124,000)              0             (124,000)                 0
   Research and Design costs                             162,215        (146,478)                   0           (191,583)
   Bad debt - subsidiary & write off investment                0               0                    0            (23,700)
   Bankruptcy expenses                                         0         (62,961)                   0           (112,222)
   Debt forgiveness                                            0          60,790                    0            650,042
   Profit on sale of fixed asset                          (1,114)        102,052                   35            102,052
   Realised exchange loss on capitalisation of
      subsidiary's loan                                        0               0              (92,068)                 0
   Unrealised exchange gain on loan with
      subsidiary                                          15,112               0               15,112                  0
   Performance Bond                                            0         (22,363)                   0            (22,363)
                                                   -------------    -------------   -----------------   -----------------

                                                          52,213          (5,999)            (200,922)           402,226
                                                   -------------    -------------   -----------------   ----------------

INCOME (LOSS) BEFORE INCOME TAXES                         11,834        (655,447)            (741,171)        (1,220,617)
PROVISION FOR INCOME TAXES                                     0               0                    0                  0
                                                   -------------    ------------    -----------------   ----------------

NET INCOME (LOSS)                                  $      11,834    $   (655,447)   $        (741,171)  $     (1,220,617)
                                                   =============    =============   ==================  ================

INCOME (LOSS) PER COMMON SHARE
Net income (loss) per weighted average
   common share outstanding                        $        0.01    $      (0.46)   $           (0.34)  $          (0.98)
                                                   =============    =============   ==================  ================
Weighted average number of common
   shares outstanding                                  2,303,520       1,437,804            2,200,410          1,242,547
                                                   =============    ============    =================   ================



NB 1 The Corporation's principal trading subsidiary Ogenic Technologies Pty Ltd, was acquired on June 28 1996. The above statements have been prepared for comparison purposes only and excludes the profit on the abortive R&D Syndication in June 1996.

NB 2 The prior period adjustment represents an amount finally negotiated subsequent to the previous year end in relation to a fee due to First Sydney Capital Ltd for merchant banking services and advice rendered during and prior to the acquisition of Ogenic Technologies Pty Ltd.