Form 10-Q
period 1998-03-31
ASSOCIATED TECHNOLOGIES INC
filed 1999-02-25
CIK 894565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended       March 31, 1998
                                         ----------------------

     OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                 to

Commission File Number              33-55254-45


ASSOCIATED TECHNOLOGIES
(Exact name of registrant as specified in its charter)

                  DELAWARE                           87-0485306
(State or other jurisdiction of incorporation     (IRS Employer
         or organization)                          Identification Number)

3 RIVERSIDE DRIVE,
ANDOVER                                             01810
---------------------------------------         --------------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code      (978) 688-8800
                                                  ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes
  [ X ] No


      Class                           Outstanding as of March 31, 1998
--------------------                  --------------------------------
CLASS A COMMON STOCK                        4,630,798 shares
                                            Par Value $0.001

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements


Financial Statements                                                Page

Consolidated Balance Sheets as at December 31, 1997 and
     March 31, 1998                                                   5

Consolidated Statements of Operations for the quarter ending
     March 31, 1998 and 1997                                          6

Consolidated Statements of Cash Flows for the quarter ending
     March 31, 1998 and 1997                                          7

Selected Notes to Consolidated Financial Statements                   8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Three Months Ended March 31, 1998 and 1997

As more fully described in Note 2 to the financial statements, the Company completed 74% of a merger with VME during the quarter. The merger resulted in a reverse acquisition for accounting purposes. At March 31, 1998 former VME security holders controlled 50.25% of the Company's issued and outstanding common stock. The results of operations for the three month period ended March 31, 1997 are those of VME and the comparative analysis below is based on those results as compared to the consolidated results of operations for the three month period ended March 31, 1998.

Net Sales for the three months ended March 31, 1998 decreased 52% to $822, 382 from $1,712,733 for the comparable period in 1997. The decrease was primarily the result of $184,000 in royalties, $570,000 of development fees and $950,000 in sales advances being recorded in the three months ended March 31, 1997 with no such revenue being recorded in the three months ended March 31, 1998. The drop in revenue was offset in part by net sales of V Picks of $162,574 and net sales from Ogenic of $654,024.

Gross profit for the three months ended March 31, 1998 increased by $503,149 to $452,741 from ($50,408) for the three months ended March 31, 1997. The increase was due largely to the gross profit of $480,364 attributable to the acquisition.

Selling, general and administrative decreased 51% for the first quarter to $913,806 from $1,873,510 for the same period in 1997. The reduction was the result of reductions in operating expenses of $622,814 and reduction of distribution rights related expenses of $900,000. These savings were in part offset by $513,653 in operating expenses from both Ogenic and the legal parent company.

The company also incurred a non-recurring charge of $2,900,326 relating to 74% of the estimated value of purchased research and development resulting from the merger of the Company and VME.

As a result of the above factors operating losses increased to ($3,399,622) in the three month period ended March 31, 1998 from ($1,951,776) for the three months ended March 31, 1997.

Liquidity and Capital Resources:

The company has funding obligations under the Securities Exchange Agreement with VME dated December 18, 1997 of $1,500,000, due in scheduled payments through May 15, 1998. First Sydney, a related party, is obligated to provide the funding in the event the Company is unable to do so. The capital contributed by First Sydney is convertible into shares of the Company's common stock at a rate of $2.50 of funding per share of common stock. When First Sydney was unable to provide the funding specified in the Securities Exchange Agreement, the Company exhausted every opportunity to raise alternative funding. Regrettably, this funding did not materialise and on November 18, 1998, the Company agreed to the unwinding of the Securities Exchange Agreement and rescission of the Merger Agreement in return for a 20% shareholding in VME to compensate the Company for funding already provided.

Cash used in operating activities decreased to $888,186 for the three months ended March 31, 1998 from $2,099,272 for the three months ended March 31, 1997. Cash provided by investing activities for the period ended March 31, 1998 was $584,347, inclusive of $643,847 of cash acquired in the Merger, as compared to $2,853,157 for the three months ended March 31, 1997. Cash provided by financing activities decreased to $440,435 for the three months ended March 31, 1998 from $(3,134) for the three months ended March 31, 1997.

As of March 31, 1998 the company has an accumulated deficit of $20,665,960 and deficit working capital of $6,235,292.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included in this filing:
                                                             Page
     Financial Statements as of March 31, 1998               5-11
     Financial Data Schedule

(b) Reports on Form 8-K.

     Announcement of Acquisition of a majority interest in Virtual Music Entertainment Inc - 16th January 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED TECHNOLOGIES


By:     s/ John Deloughery
     John Deloughery
     CEO and Director



Dated :          February 22, 1999

                          ASSOCIATED TECHNOLOGIES, INC.
                          consolidated balance sheets


                                     Assets

                                                                       March 31, 1998     December 31, 1997
                                                                         (unaudited)        (unaudited)
                                                                    -------------------   -----------------
CURRENT ASSETS:
   Cash                                                             $           132,286   $           4,738
   Accounts receivable, net of allowances of $5,676 as of March
     31, 1998 and December 31, 1997                                             190,730              27,114
   Inventory                                                                    300,091             116,619
   Prepaid and other current assets                                             180,784              43,178
                                                                    -------------------   -----------------
         Total current assets                                                   803,891             191,649

   Furniture, equipment and leasehold improvements, net                         392,192             307,205
   Capitalized software costs                                                   520,000             465,000
   Other Assets                                                               1,338,665             265,352
                                                                    -------------------   -----------------

         Total assets                                               $         3,054,738   $       1,229,206
                                                                    ===================   =================


Liabilities and Stockholders' Deficit

Current Liabilities:
   Notes payable                                                    $         1,671,203   $       1,577,000
   Accounts payable and accrued expenses                                      2,991,990           2,245,027
   Deferred revenue                                                             438,111
   Distributor advances                                                       1,722,700           1,667,200
   Customer deposits                                                            215,179                   -
                                                                    -------------------   -----------------
         Total current liabilities                                            7,039,183           5,489,227

   Capital lease obligations, net of current portion                              5,838                 699
                                                                    -------------------   -----------------

         Total liabilities                                                    7,045,021           5,489,926
                                                                    -------------------   -----------------


Stockholders' Deficit:
   Convertible  preferred  stock,  Series D, $0.01 par value;
     3,450,000  shares authorized; 0 and 3,434,050 shares
     issued and outstanding at March 31, 1998 and December 31,
     1997 respectively (liquidation preference, $2,609,878 at
     December 31, 1997)                                                               0              34,341
   Convertible preferred stock, Series E, $0.01 par value;
     6,000,000  shares  authorized;  0 and  1,528,583,
     and  shares  issued  and outstanding at March 31, 1998
     and December 31, 1997 respectively (liquidation preference,
     $3,011,309 at December 31, 1997)                                                 0              15,286
   Common stock, $.001 par value; 25,000,000 shares
     authorized; 4,630,798 and 2,534,481 shares issued and
     outstanding at March 31, 1998 and December 31, 1997
     respectively                                                                 4,631               2,535
   Cumulative Translation Adjustment                                             (9,048)                  -
   Adjustment Additional paid-in capital                                     16,680,094          12,955,018
   Accumulated deficit                                                      (20,665,960)        (17,267,900)
                                                                    -------------------   -----------------

         Total stockholders' deficit                                         (3,990,283)         (4,260,720)
                                                                    -------------------   -----------------

         Total liabilities and stockholders' deficit                $         3,054,738   $       1,229,206
                                                                    ===================   =================


The accompanying notes are an integral part of these financial statements.

                          ASSOCIATED TECHNOLOGIES, INC.
                            Statements of Operations


                                                                                 Three Months Ended
                                                                                      March 31 ,
                                                                                     (unaudited)
                                                                                1998               1997
                                                                           -------------        -----------
NET SALES                                                                  $     822,382        $ 1,712,733

COST OF SALES                                                                    369,641          1,763,141
                                                                           -------------        -----------

GROSS PROFIT                                                                     452,741            (50,408)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                     913,806          1,873,510

NON-RECURRING CHARGE ,WRITE OFF  OF  PURCHASED R&D                             2,900,326                  -
                                                                           -------------        -----------


LOSS FROM OPERATIONS                                                          (3,361,391)         1,923,918

INTEREST INCOME (EXPENSE), NET                                                   (38,231)            (7,237)
                                                                           -------------        -----------

LOSS FROM OPERATIONS BEFORE INCOME TAXES                                      (3,399,622)        (1,931,155)

PROVISION FOR INCOME TAXES                                                             -             20,621
                                                                                       -

NET LOSS                                                                   $  (3,399,622)       $(1,951,776)
                                                                           =============        ===========

BASIC AND DILUTED NET LOSS PER SHARE                                       $         (78)             (1.02)

BASIC AND DILUTED SHARES OUTSTANDING                                           4,376,102          1,906,296


The accompanying notes are an integral part of these financial statements.

                          ASSOCIATED TECHNOLOGIES, INC.
                            Statements of Cash Flows

                                                                                 Three Months Ended
                                                                                      March 31 ,
                                                                                     (unaudited)
                                                                                1998               1997
                                                                           -------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from operations before extraordinary item                      $  (3,399,622)       $(1,951,776)
   Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization                                                     82,652             25,541
Bad debt expense and allowances                                                  (34,605)            (5,873)
Non cash charge for purchased R&D                                              2,900,326
     Changes in operating  assets and  liabilities
     net of effect of the reverse acquisition of
     Associated Technologies, Inc.:
        Accounts receivable                                                      166,825             52,384
        Inventory                                                                 (2,605)          (230,379)
        Other current assets and prepaid expenses                                (97,880)           224,376
        Deferred Revenue                                                        (429,764)
        Other Assets                                                             (23,779)           130,151
        Accounts payable and accrued expenses                                   (320,313)         1,214,562
        Royalties payable                                                                          (181,432)
        Distributor advances                                                      55,500         (1,376,826)
        Customer Deposits                                                        215,179                  -
                                                                           -------------        -----------

           Net cash used in operating activities                                (888,186)        (2,099,272)

Cash Flows from Investing Activities:
Purchase of furniture, equipment and leasehold improvements                       (4,500)           (81,224)
   Payments for purchase of intangible assets                                                       (24,587)
   Decrease (Increase) in capitalized software                                   (55,000)         1,408,108
Net proceeds from issuance of preferred stock                                                     1,550,860
  Cash acquired from acquisition of Associated.                                  643,847                  -
                                                                           -------------        -----------

           Net cash provided in investing activities                             584,347          2,853,157
                                                                           -------------        -----------

Cash Flows from Financing Activities:
   Proceeds from notes payable                                                   438,602
Principal payments under capital lease obligations                                 5,140             (3,134)
Cash paid for subsidiary                                                          (3,307)                 -
                                                                           -------------        -----------

  Net cash provided by financing activities                                      440,435             (3,134)
                                                                           -------------        -----------
  Effect of Exchange rates on cash and equivalents                                (9,048)                 -
                                                                           -------------        -----------

Net Increase (Decrease) in Cash                                                  127,548            750,751

Cash at Beginning of Period                                                        4,738            202,907
                                                                           -------------        -----------
Cash at End of Period                                                      $     132,286        $   953,658
                                                                           =============        ===========

Supplemental Disclosure of Cash Flow Information:
   Income taxes paid                                                                   -             20,621

Supplemental Disclosure of Non-cash Financing
Activities:
Conversion of promissory notes, including accrued interest to
    convertible preferred stock, Series E                                                        $1,156,815



The accompanying notes are an integral part of these financial statements.

                          ASSOCIATED TECHNOLOGIES, INC.
                    Notes to Condensed Financial Statements
                                  (unaudited)


Note 1.           Basis of Presentation

The Company, a Delaware corporation, was incorporated on August 9, 1990 under the laws of the State of Nevada and subsequently reincorporated in the State of Delaware on October 16, 1997. The Company was a development stage company and conducted no business operations until June of 1996 when it acquired Ogenic Technologies Pty Ltd. ("Ogenic"), an Australian-based manufacturer and supplier of equipment and services for the radio broadcasting industry.

On February 5, 1998 the Company completed 74% of a merger, more fully described in Note 2, with Virtual Music Entertainment, Inc., a Delaware corporation ("VME") which develops and markets multimedia interactive musical entertainment software for personal computer and home entertainment systems. At March 31, 1998 former VME security holders controlled 50.25% of the Company's issued and outstanding common stock. In accordance with APB 16 the merger is being treated as a reverse acquisition for accounting purposes. The historical results of operations for the three month period ended March 31, 1997 and the balance sheet as of December 31, 1997 are those of VME.

On November 18, 1998 and in view of the Company's inability to meet its obligations under the Securities Exchange Agreement, agreement was reached between the Company and VME for the unwinding of the incomplete merger. In addition, the Company agreed to retain a 20% shareholding in VME in return for $1,384,000 invested by Associated in VME in the form of loan notes. As a result,
Note 9 below includes a proforma statement of accounts at March 31, 1998 for the Company, drawn up as if VME had not been acquired and no part of the partial merger had been completed.

Since its acquisition of Ogenic and VME, the Company has operated as a holding company which derives income solely from the operations of Ogenic and VME. The term "Company" as used herein shall collectively mean Associated, Ogenic and VME.

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to prior period financial statements to conform with current presentation. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the financial statements filed as part of the Company's Annual Report on Form 10-K filed for the year ended December 31, 1997.

Assets and liabilities of foreign subsidiaries, where the functional currency is the local currency, are translated at current exchanges rates and the related translation adjustments are reported as a component of stockholders' equity. Income statement accounts are translated at the average rates during the period. Foreign currency transaction gains and losses, as well as translation adjustments for assets and liabilities of foreign subsidiaries where the functional currency is the dollar, are included in net income.

Included in the net loss for the period ended March 31, 1998 is a non-recurring charge of $2,900,326 representing the portion of the purchase price allocated to purchased research and development arising from the reverse merger with VME (as described in Note 2).

The results of the operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

Note 2.  Partial acquisition of Virtual Music Entertainment, Inc.

On December 19, 1997, the Company entered into a Securities Exchange Agreement to purchase a majority of the outstanding equity, on a fully-diluted basis, and assume certain note payables of VME in exchange for up to 3,144,962 shares of Common Stock. Upon completion of the share exchange in accordance with the Securities Exchange Agreement , former note holders and preferred and common stock holders of VME will hold fifty five percent (55%) of the issued and outstanding shares of the Company's common stock. As a result, the merger is being accounted for, and the historical condensed financial statements are presented as, a reverse merger with VME as the acquirer for accounting purposes. As of February 5, 1998 VME Security Holders controlled 50.25% of the Company's issued and outstanding common stock.

On January 8, 1998, the Company consummated a portion of the Exchange whereby it acquired a majority of the outstanding voting securities of VME from certain selling stockholders of VME (the "VME Securityholders") who tendered certain VME securities (the "VME Tendered Securities") in exchange for 2,090,432 shares of Common Stock. On February 5, 1998, the Company acquired additional VME Tendered Securities in exchange for 236,849 shares of Common Stock. Pursuant to the terms of the Securities Exchange Agreement, a notes payable in an amount of $1,089,000 issued by Associated in favor of First Sydney Investments Pty Ltd ("First Sydney") are to be converted into 435,600 shares of Common Stock.

As part of the Exchange, the Company, VME and AT Sub, Inc., a Delaware corporation and wholly-owned special purpose subsidiary of Associated ("AT Sub") also entered into an Agreement and Plan of Merger dated as of January 8, 1998 (the "Merger Agreement"). Pursuant to the Merger Agreement, the stockholders of VME were to be solicited to vote for a merger (the "Merger") of AT Sub with and into VME (with VME being the surviving corporation). In connection with the Merger, Associated was to issue an additional 1,054,530 shares of Common Stock and pay certain cash consideration and VME would have become a wholly-owned subsidiary of Associated. The consummation of the Merger was subject to the satisfaction of certain conditions set forth in the Merger Agreement, including the approval of the Merger by the stockholders of VME.

The conditions contained in the Securities Exchange Agreement provided inter alia for First Sydney to provide funding of $2,050,000 to VME in accordance with a defined time schedule. By September 30, 1998, First Sydney had provided funding of $1,960,500, $89,500 short of the original agreed sum over the period to September 1998. VME has expended $398,011 of these funds in settlement of costs associated with the Merger. Furthermore, monies advanced were not received by VME on the due dates.

As a result of First Sydney's inability to provide further funding and the Company's inability to locate alternative sources of funding, an agreement was reached between the Company and VME to unwind the Securities Exchange Agreement and to rescind the Merger Agreement. At the same time, funding of $1,384,000 provided by First Sydney, is to be converted into equity in VME such that Associated will retain a 20% holding in VME.

In anticipation of completion of the Merger, the Company advanced through March 31, 1998, $1,346,500 to VME. The amounts owing between the Company and VME have been eliminated in consolidation. In addition the Company holds $960,000 in notes payable issued by VME which the Company received from note holders in exchange for 420,982 shares of the Company's common stock.

At March 31, 1998, the Company had issued 2,327,278 of the 3,144,962 or seventy four percent (74%) of the total shares to be issued upon completion of the Merger. The allocation of the purchase price reflected in the accompanying financial statements reflect the allocation of 74% of the estimated purchase price at a value of $1.54 per share. The net assets acquired were less than the liabilities assumed and accordingly the minority interest remaining has been included in goodwill.


Note 3.  Loss Per Share

The Company adopted SFAS No. 128, Earnings Per Share, which requires disclosure about computing and presenting earnings per share. Basic and Diluted Loss Per Share has been computed for the three month period ended March 31, 1998 by dividing the consolidated net loss for the period by the weighted average shares outstanding for the period. Diluted net loss per share is the same as basic net loss per share since the shares issuable pursuant to completion of the Merger with VME, conversion of notes payable, and stock options are not considered as their effect is antidilutive. The company has 817,684 shares issuable upon completion of the Merger with VME, 435,600 shares for conversion of notes payable, and 2,535,500 shares for stock options.

Basic and Diluted Loss Per Share for the three month period ended March 31, 1997 has been calculated by dividing the net loss for VME (the acquirer for accounting purposes) by the shares which would have been issued had the Merger been 74% complete of March 31, 1997, less 420,982 shares issued to VME Note Holders, as such notes payable were outstanding at March 31, 1997.



Note 4.  Comprehensive Income

The Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires reporting comprehensive income separately between Net Income and Other Comprehensive Income. Other Comprehensive Income includes: foreign currency items, pension liability adjustments and unrealized gains and losses on securities and investments. The Company's component of other comprehensive income is reported below:


                                              Three Months Ended
                                                    March 31,
                                              1998        1997
                                           ---------    --------
Cumulative Currency Translation
         Beginning Balance                         -           -
         Current Period Charge                (9,048)          -
                                           ---------    --------
         Ending Balance                       (9,048)          -

Note 5.  New Accounting Standards

In June 1997, FASB issued SFAS No. 131, Disclosure of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. The company is not required to adopt SFAS No. 131 for interim financial statements during the initial year of application. Unless impracticable, the Company will be required to restate prior period information upon adoption.


Note 6.  Pro-Forma Financial Results

The following is a comparison, on a pro-forma basis, of consolidated net revenue, operating income net of acquisition related non-recurring charges, and earning per share, as if the acquisition had been completed on January 1, 1997.

                                           Pro-forma for three months ended
                                                     March 31,
                                                1998           1997
                                             -----------    ------------

Net Revenues                                 $   822,382    $  1,869,284

Income (Loss) from Operations                $  (499,296)   $ (2,452,175)

Income (Loss) per Basic Share Outstanding    $      (.09)   $       (.46)

Weight average shares outstanding              5,448,482       5,292,962

Note 8.  Acquisition of CGI

On January 31, 1998, the Company acquired 100% of the outstanding equity of CGI Syndicated Investments Pty Ltd., ("CGI") a dormant shell corporation for $3,307 in cash. CGI has since entered into a joint venture agreement with Elderberry Holdings Pty Ltd, ("Elderberry") pursuant to a proposed research and development ("R&D") syndication agreement with Ogenic. CGI will provide 10% of the funding for this R&D syndication with the balance being provided by Elderberry.


Note 9.  Proforma Financial Statements

The proforma financial statements which follow have been prepared as if VME had never been acquired. These financial statements are provided to enable the reader of the accounts to assess the impact of the reversal of the VME Merger on the accounts of the Company when it is finalised during 1999.

                          ASSOCIATED TECHNOLOGIES, INC.
                      Proforma Consolidated balance sheets


                                     Assets

                                                                        March 31, 1998      December 31, 1997
                                                                          (unaudited)           (audited)
                                                                    ---------------------   -----------------
CURRENT ASSETS:
   Cash                                                             $              31,891   $         643,847
   Accounts receivable                                                            175,375             330,342
   Inventory                                                                      234,329             180,867
   Prepaid and other current assets                                               114,096              39,726

   Note receivable - VME (incl. interest) - see note below                      1,412,508                   0
                                                                    ---------------------   -----------------

         Total current assets                                                   1,968,199           1,194,782

   Note receivable plus accrued interest                                                              624,347
   Furniture, equipment and leasehold improvements, net                           109,519             112,119
                                                                    ---------------------   -----------------

         Total assets                                               $           2,077,718   $       1,931,248
                                                                    =====================   =================

Liabilities and Stockholders' Deficit
Current Liabilities:
   Notes payable                                                    $           1,664,203   $       1,225,601
   Accounts payable and accrued expenses                                        1,159,537             991,061
   Deferred revenue                                                               438,111             867,875
   Customer deposits                                                              215,179             217,621
                                                                    ---------------------   -----------------
         Total current liabilities                                              3,477,030           3,302,158

Stockholders' Deficit:
   Common stock, $.001 par value; 25,000,000 shares
     authorized; 2,303,520 shares issued                                            2,304               2,304
   Additional paid in capital                                                   3,512,995           3,512,995
   (Deficit) accumulated                                                       (4,941,682)         (4,922,328)
   Cumulative Translation Adjustment                                               27,071              36,119
                                                                    ---------------------   -----------------
         Total stockholders' deficit                                          (1,399,312)          (1,370,910)
                                                                    ---------------------   -----------------

         Total liabilities and stockholders' deficit                $           2,077,718   $       1,931,248
                                                                    =====================   =================


The accompanying notes are an integral part of these financial statements


The Proforma Balance Sheet (above) and the Statement of Operations (next), show the position of the Company as if the acquisition of VME had not occurred.

Note Receivable - VME
It is anticipated that this receivable will be converted into a 20% shareholding in VME during 1999. The realizable value of this investment is uncertain primarily because of the difficulty in assessing the value of the company's software development intangible. At 30th June 1998, VME reported unaudited results showing a Total Stockholders Deficit of $4,574,087. If the deficit is adjusted for Notes due to ATTT, the deficit would fall to approximately $1.6m. In the event, therefore, that no realizable value could be ascribed to the developed software, there would be no value attaching to ATTT's investment.

                          ASSOCIATED TECHNOLOGIES, INC.
                       Proforma Statements of Operations

                                                                                 Three Months Ended
                                                                                      March 31 ,
                                                                                     (unaudited)
                                                                                1998               1997
                                                                           -------------        -----------
NET SALES                                                                  $     654,024        $   156,552

COST OF SALES                                                                   (173,660)           (76,268)
                                                                           -------------        -----------

GROSS PROFIT                                                                     480,364             80,284

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                    (513,653)          (455,444)
                                                                           -------------        -----------

LOSS FROM OPERATIONS                                                             (33,289)          (375,160)

INTEREST INCOME (EXPENSE), NET                                                    17,242           (23,281)
                                                                           -------------        -----------

LOSS FROM OPERATIONS BEFORE INCOME TAXES                                         (16,047)          (398,441)

PROVISION FOR INCOME TAXES                                                             0                  0
                                                                           -------------        -----------

NET LOSS                                                                   $     (16,047)       $  (398,441)
                                                                           =============        ===========

BASIC AND DILUTED NET LOSS PER SHARE                                       $       (0.01)       $     (0.19)

BASIC AND DILUTED SHARES OUTSTANDING                                           2,303,520          2,148,000


The accompanying notes are an integral part of these financial statements.
