Form 10-K
period 1997-12-31
ASSOCIATED TECHNOLOGIES INC
filed 1999-03-15
CIK 894565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K


(Mark one)

[X] Annual Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

                                                          OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(no fee required)

         For the transition period from                       to
                                        ---------------------    -------------

Commission File Number                      33-55254-45

                          ASSOCIATED TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      87-0485306
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

3 RIVERSIDE DRIVE, ANDOVER , MA                    01810
----------------------------------------       ---------------
(Address of principal executive offices)          (Zip Code)


Issuer's telephone number, including area code:   (978) 688 8800

               Securities registered pursuant to section 12(b) of
                                    the Act:
                                      NONE

               Securities registered pursuant to section 12(g) of
                                    the Act:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of January 5th 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing sale price of such stock as quoted on the OTC Bulletin Board on such date was $931,820

The number of shares of common stock, $0.001 par value outstanding of the Registrant as of January 5th 1999 was 4,630,798.



                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1. DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------------

Overview

Associated Technologies, Inc., a Delaware corporation ("Associated" or "Registrant"), was incorporated on August 9, 1990 under the laws of the State of Nevada and subsequently reincorporated in the State of Delaware on December 18, 1997. Associated was a development stage company and conducted no business operations until June of 1996 when it acquired Ogenic Technologies Pty Ltd. ("Ogenic"), an Australian-based manufacturer and supplier of equipment and services for the radio broadcasting industry. In January of 1998, Associated acquired a majority interest in Virtual Music Entertainment, Inc., a Delaware corporation ("VME"), based in Massachusetts, which develops and markets multimedia interactive musical entertainment software for personal computer and home entertainment systems. At the date of this report, though still technically a partial subsidiary of Associated, agreement has been reached to unwind the acquisition of VME as set out more fully below. At the same time, shortage of sufficient working capital funding has forced the Company to seek purchasers for Ogenic and negotiations are well advanced with a prospective purchaser. Since its acquisition of Ogenic and VME, Associated has operated as a holding company which derives income solely from the operations of Ogenic and VME. The term "Company" as used herein shall collectively mean Associated, Ogenic and VME. The Company's executive offices in the United States are located at 3 Riverside Drive, Andover, Massachusetts 01810, and its telephone number is (978) 688-8800.

Forward-Looking Statements

Statements about the Company's expectations, including future revenues and earnings, its ability to compete effectively, maintain market share, adapt to changes in its customers' technology requirements, and all other statements in this Report on Form 10-K, including "Management's Discussion and Analysis or Plan of Operation", and other Company communications other than historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Since these statements involve risks and uncertainties and are subject to change at any time, the Company's actual results could differ materially from expected results. Reference is made to "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" in Item 7 of this Report on Form 10-K.

Formation of the Company

Beginning in January of 1986, Capital General Corporation ("CGC") organized multiple companies (the "CGC Companies") in Utah and Nevada, one of which was Associated. CGC acquired shares from each of these companies and then gifted a portion of the shares to various individuals, companies and institutions, thereby intending to qualify the CGC Companies, including Associated, as "public" companies subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). CGC retained a controlling interest in the CGC Companies. Prior to distributing the shares to the giftees, CGC received legal opinions indicating that such gifts were legal under the applicable state and federal securities laws. However, some states, the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers (the "NASD") took the position that such distributions of stock were in contravention of applicable securities laws. Further, it was the position of the staff of the SEC that the gift transfers should have been registered under the Securities Act of 1933 as amended (the "Securities Act"). The staff of the SEC required CGC to conduct a recision offer of all the shares in the CGC Companies gifted by CGC and further required CGC to file a registration statement with the SEC on Form S-1 with respect to the gifted shares of each of the CGC Companies, including Associated. CGC filed the required registration statement, which was declared effective on June 30, 1993.

On  January  10,  1996,  First  Sydney   Investments  Pty  Ltd.,  an  Australian
corporation ("First Sydney"), formerly CIF Capital Limited, a venture capital fund based in Sydney, Australia, and certain affiliates of First Sydney acquired control of Associated by purchasing 270,000 shares of common stock, par value $.001, of the Company (the "Common Stock"), at such time, approximately 26% of the then outstanding Common Stock. Until November 1998 Gallagher AMC Pty Ltd., an Australian corporation ("AMC"), a company affiliated with Allan J. Gallagher, a former director of Associated, owned 75% of the outstanding equity interest of First Sydney. In connection with the January 10, 1996 acquisition of Common Stock by First Sydney and corresponding change of control of Associated, David
R. Yeaman and Krista Castleton, the former principals of CGC, resigned from their positions as officers and directors of Associated and neither they, nor CGC, has had any further involvement with the Company. It should also be noted that at the date of this report Mr Gallagher no longer has any interest in the Company.

Business Strategy

The Company's business strategy is to identify and acquire technology companies that it believes to be undervalued. Since January, 1996, First Sydney has been conducting a search for suitable acquisition candidates on behalf of the Company.

On June 13, 1996, the bid and ask prices of the Common Stock were first quoted on the OTC Bulletin Board. The Company believed that this listing would help the Company attract acquisition targets. At the date of filing of this report, however, it is anticipated that Associated will divest itself of both VME and Ogenic and become a dormant company into which at a later date a new business may be introduced.

Acquisition of Ogenic Technologies Pty Ltd

On June 28, 1996, Associated acquired all of the issued and outstanding capital stock of Ogenic in exchange for shares of Common Stock. Ogenic was acquired following its emergence from a creditor protection administration (the
Australian equivalent of a Chapter XI re-organization). In connection with Ogenic's creditor protection administration, Ogenic sought legal redress against its former directors for breaches of fiduciary duty which Ogenic believes were instrumental in causing its liquidity problems. Ogenic has since been awarded judgment against these directors in all ten pleas sought and compensation has been paid by the directors and applied against the costs of the action. At the date of this filing negotiations are well advanced with a prospective purchaser of the business of Ogenic.

Acquisition (and subsequent de-merger) of Virtual Music Entertainment, Inc.

On December 19, 1997, Associated entered into a Securities Exchange Agreement (the "Securities Exchange Agreement") to purchase a majority of the outstanding equity, on a fully-diluted basis, and assume certain note payables of VME in exchange for up to 3,144,962 shares of Common Stock (the "Exchange"). On January 8, 1998, Associated consummated a portion of the Exchange whereby it acquired a majority of the outstanding voting securities of VME from certain selling stockholders of VME (the "VME Securityholders") who tendered certain VME securities (the "VME Tendered Securities") in exchange for 2,090,432 shares of Common Stock. On February 5, 1998, Associated acquired additional VME Tendered Securities in exchange for 236,849 shares of Common Stock. Pursuant to the terms of the Securities Exchange Agreement, promissory notes in an amount of $550,000 issued by Associated in favor of First Sydney are to be converted into 220,000 shares of Common Stock.

As part of the Exchange, Associated, VME and AT Sub, Inc., a Delaware corporation and wholly-owned special purpose subsidiary of Associated ("AT Sub") also entered into an Agreement and Plan of Merger dated as of January 8, 1998 (the "Merger Agreement"). Pursuant to the Merger Agreement, the stockholders of VME were to be solicited to vote for a merger (the "Merger") of AT Sub with and into VME (with VME being the surviving corporation). In connection with the Merger, Associated was to issue an additional 1,054,530 shares of Common Stock and pay certain cash consideration and VME would have become a wholly-owned subsidiary of Associated. The consummation of the Merger was subject to the satisfaction of certain conditions set forth in the Merger Agreement, including the approval of the Merger by the stockholders of VME.

In anticipation of the Merger, the Company advanced $610,000 to VME, as evidenced by promissory notes issued by VME in favor of Associated in the principal amounts of $500,000, $50,000 and $60,000. The total amount of principal and accrued interest thereon outstanding under such notes at December 31, 1997, was $624,347.

Since December 31, 1997, the company advanced a further $1,180,500 to VME but has been unable to source any further funding

Under the Securities and Exchange Agreement, the Company agreed to provide further funding of $1.5 million on or before May 15, 1998. At that date, the Company had advanced $995,500 and although further funding of $185,000 was sourced, no further funds could be raised. As a result agreement was reached on November 18th 1998 between the Company and VME (but without the VME Security holders being a party) for the partial merger to be unwound. Agreements acknowledging the unwinding of the acquisition are currently being drafted.

The de-merger agreement also provides for the Company to receive a 20% common equity ownership stake in VME in consideration for $1.384 million of funds invested by the Company to date.

Acquisition of CGI

On January 31, 1998, the Company acquired 100% of the outstanding equity of CGI Syndicated Investments Pty Ltd., ("CGI") a dormant shell corporation. CGI has since entered into a joint venture agreement with Elderberry Holdings Pty Ltd, ("Elderberry") pursuant to a proposed research and development ("R&D") syndication agreement with Ogenic. CGI will provide 10% of the funding for this R&D syndication with the balance being provided by Elderberry.

Re-incorporation in Delaware

On December 18, 1997, Associated consummated a merger with a special purpose Delaware corporation formed to reincorporate the Company under the laws of the State of Delaware. The Board of Directors of the Company determined that such reincorporation was in the best interests of the Company and recommended that the shareholders of the Company approve such reincorporation. The primary reason for the Board's recommendation was the well-developed case law interpreting the Delaware General Corporation Law, which the Board believed would allow it more effectively to perform its duties. By majority written consent, the shareholders of the Company approved such reincorporation.

Description of Business of Ogenic Technologies Pty Ltd

General
Ogenic is based in Perth, Western Australia. Since 1976, Ogenic has produced studio products and services, including audio control and mixing consoles, software for digital audio workstations and a wide range of peripheral products, for the radio broadcasting industry. Ogenic also provides studio integration and design services for turnkey systems projects. Ogenic's primary customers are radio stations in Australia and Asia. Ogenic believes it has developed a solid reputation in supplying quality products and services to the broadcast industry.

Prior to September 1997, Ogenic was reducing the number of its products in order to reduce the complexity of its manufacturing division. In addition, Ogenic adjusted its product offerings to achieve additional sales from both its analog and new digital products, discussed below. Ogenic's strategy was to focus on developing its new digital products, which Ogenic believed to be the future of its business.

Between August 1996 and August 1997, the number of Ogenic employees grew from approximately 23 to 33. In August 1997, Ogenic sold its Prefabrication Division to an employee as part of its policy at the time of outsourcing as much of its manufacturing requirements as possible.

In September 1997, Ogenic reviewed its results and reduced its number of employees by five with a view to minimize costs and maximize results. At the same time, the Company engaged a management consultant to ensure that Ogenic's new digital products, discussed below, would be completed and marketed as soon as practicable.

The management consultant found that Ogenic has strength in its existing broadcasting hardware product line and that given funding constraints and intense competition from within the broadcast industry, Ogenic could not expect significant revenues from its new digital broadcast product within the first half of 1998. The management consultant's review of the Research and Development Division has since been extended to the whole organization of Ogenic. Based on the results of this review, Ogenic implemented substantial operational and managerial changes. By 31st December 1998, however, income from digital broadcasting amounted to less than $75,000.

Principal Products, Services and Markets. Ogenic's current line of products and services address the technical operating requirements of control rooms and studios in the audio broadcasting industry. Ogenic's products and services are divided into four categories: Mixing Consoles, Peripherals, Software and System Products. Ogenic believes that its equipment and services are ranked among the highest in the industry in quality, reliability, ease of use, ease of maintenance and customer service.

Ogenic's principal products and services include:

1. Mixing Consoles. Analog mixing consoles of various sizes and complexity, ranging from a price of $4,500 to approximately $40,000.

2. Peripherals. EuroCards, rack mounted utility cards for machine control and information switching and manipulation, and other accessories for the radio broadcasting industry for use in conjunction with the mixing consoles.

3. Software. Virtuoso digital audio storage software for use with the digital storage and playback of music, commercials and news in either automated or announcer assist mode.

4. System Products. With respect to turnkey radio station projects, Ogenic quotes for and obtains project work involving the complete or partial building and implementation of an operational radio studio. In completing these contracts, Ogenic's supplies its own manufactured goods and software, computer hardware and other OEM analog equipment as well as design, installation and training services. Ogenic offers design, engineering and fabrication services, which range from providing a single studio to a complete broadcast facility. As part of the system integration business, Ogenic is also a distributor for manufacturers of supporting peripheral equipment. Ogenic is not materially dependent on any manufacturer for which it distributes peripheral equipment.

Ogenic's products are sold either in the form of off-the-shelf boxed products or customized products.

Ogenic positions its product range at the medium to upper end of the quality and price scale. Ogenic believes that it has achieved a competitive advantage through its ability to provide high quality, cost effective mixing consoles coupled with extensive turnkey project experience; a niche market which Ogenic has supplied for over 21 years. Ogenic's core products (mixing consoles) are installed in approximately 75% of all Australian radio stations. Ogenic believes that the key market entry criteria which set Ogenic apart from its competitors are: market share, understanding of the market at large, local support infrastructure, range of products to suit the wide requirements demanded by radio stations, contacts with significant influence, years of goodwill and active development of innovative products for the market.

Most contracts for Ogenic's projects and manufactured items involve the deposit of between 20% and 50% of the contract price at the time of order. In general, Ogenic's customers pay the balance of any outstanding account on completion and Ogenic generally experiences few bad debts. Terms of payment are negotiated on a contract by contract basis.

The majority of Ogenic's purchases are paid on normal Australian creditor terms of 30 days. Approximately 20% are paid upon placement of an order. Ogenic is currently reviewing its inventory policy in order to minimize the amount of inventory held. For instance, consumable items of low value will no longer be accounted for as part of inventory but will be written off as purchased. Ogenic is moving towards a "just in time" inventory management system as a result of changes to manufacturing procedures involving larger production runs.

Ogenic experiences mild seasonal fluctuation with increased activity in the month period prior to 30th June (the end of the financial year for most
Australian companies) and in the period commencing in August until November/December as stations prepare for their Christmas advertising season.

New Products and Markets. Market research conducted by Ogenic in North America, Australia and Asia indicates that opportunities exist for alternative uses of the digital storage technology in which Ogenic specializes. Specifically, Ogenic believes that new product opportunities exist in the audio entertainment market.

Ogenic's recently released product is Virtuoso, an audio digital storage and play-out software package which operates on personal computers connected to either a local area network or wide area network and enables the complete automation of the play-out needs for audio broadcasters. The Virtuoso software enables Ogenic to provide semi and fully automated music playout systems over singular and multiple services simultaneously. Virtuoso Version 1.2 has been delivered to Radio Singapore International and Radio Television Hong Kong, the national broadcasters of Singapore and Hong Kong, respectively.

Ogenic plans to further develop Virtuoso, and to develop other products to be integrated with Virtuoso into a "Virtual Interactive Radio Station" ("VIRS"). At the date of this report, Ogenic has received $640,000 in funding for the VIRS project.

Ogenic also planned to develop other products based on the Virtuoso software platform for the entertainment industry generally. Ogenic developed a digital audio hard disk storage software product currently code named "Digital DJ". As a result of funding shortages and alternative demands on available resources, the product was not completed until August 1998. Since completing the project and before any marketing was commenced, Ogenic learned of a similar software product operating in cheaper hardware. As a result, further plans for Digital DJ have been shelved.

Marketing. Ogenic markets its products through direct sales, overseas agents, broadcast exhibitions, on-site visits and responses to government and larger commercial vendors.

Ogenic's internal sales force is based at its Perth facility and consists of a Regional Sales Manager, Internal Sales Force Sales Manager and support staff, all of whom report directly to the operating management of Ogenic, and are responsible for the sales of individual products and custom engineered systems in Australia, Oceana, Papua, New Guinea and New Zealand. Add-on sales are contributed by Ogenic's 3 Customer Service Representatives and 3 System Design Engineers.

Ogenic's products and services are sold through distributors in Hong Kong, China, Taiwan, Indonesia and Singapore. Ogenic is continuing to identify, qualify and establish additional dealer and distributor arrangements in its other export markets.

The principal market for Ogenic's products is the radio broadcasting industry in Australia and Asia including Malaysia, Indonesia, Papua New Guinea, the Philippines, Taiwan, China, Hong Kong and New Zealand. While Ogenic is expanding its digital product range to other industries, as described below, Ogenic believes that radio broadcasting will continue to provide a sustainable revenue. Ogenic is considering the expansion of the geographic range of its market, but will not pursue any expansion until such time as its new digital products are fully developed and it is adequately capable of withstanding competition in any new markets. Ogenic is not dependent on any single or small group of customers, or on any restricted geographic area.

Customer Service and Product Support. Ogenic believes that customer services, including ongoing product support, is a critical aspect of maintaining customer relationships. Ogenic recognizes that its future sales success depends upon the quality of support provided to its existing customers. Ogenic has therefore established a Customer Service Department that reports directly to Ogenic's operating management and has the ability to promptly address any technical problems that may arise. As Ogenic grows and develops more software-based products, the technical support function of the Customer Service Department will be expanded to offer training programs, applications support, and cash flow generating software maintenance and support agreements. Ogenic warranties its products for one to three years. Ogenic's warranty claim history has been minimal.

Research and Development. In connection with the development of its new digital products, Ogenic has incurred, and will continue to incur, substantial research and development costs.

                                                   Year ended December 31,
                                                    1997            1996
                                                  ----------      ----------
Ogenic has incurred the following R&D costs:      $  311,279      $  150,042

Sponsored research and development expenses
 (including costs Related to raising
     financing for R&D)                           $  902,799               -
                                                  ----------      ----------

Total R&D costs:                                  $1,214,078      $  150,042
                                                  ==========      ==========

The Company has obtained approval from the Industry Research and Development Board of the Australian government for the funding of tax incentive based R&D syndication for the development and commercialization of new software products.

Until late 1996, the Australian government granted incentive concessional tax treatment to certain companies conducting R&D by allowing a 150% deduction of eligible expenditure in calculating a company's tax liability. Companies incurring tax losses with respect to such expenditures were allowed to pass the benefit of such tax losses to investors in return for R&D funding. Under the arrangements that were prevalent until August of 1996, the investor invested funds in two components: a self-funded equity component for the R&D expenditure to be incurred and a component (which represented the lease of core technology required for the R&D program) financed by a non recourse loan from a financier.

Funds paid for the second component are held on deposit with the financier as security for the non recourse loan. The first component is released to the Company as R&D work progresses over a two year period. The investor receives a tax deduction for the research fee, for the license fee for the core technology and for the interest payable on the non recourse loan. The researcher's tax losses are applied against the license fee income and the interest arising on the funds deposited with the financier. After a period of 6 years, the agreements can be unwound by the exercise of a put option by the investor requiring the researcher to purchase its interest. The deposit funds are applied against the non recourse loan and the technology reverts back to the control of the company. The investor receives a minimum after tax rate of return from its investment arising from the tax deductions that are available. In addition, if a saleable product is realized, they receive royalties at a rate not greater than 2.5% of the selling price of the licensed technology.

The Company commenced the syndication process in November of 1995 but was forced to rescind the first syndication in December of 1996 because of a change in government policy which abolished applicable existing tax concessions. After successfully lobbying the Australian parliament to reinstate its proposal, the Company resumed the syndication process in mid 1997 pursuant to the same guidelines applicable prior to August of 1996. The R & D Syndication was finalised in May 1998 and at the date of this report, the Company has received $640,000 out of a total of $1,356,000.

On June 30, 1997, Ogenic obtained a research contract in a specialized structured funding program, with a gross value of $1,637,500, for the development of Digital DJ, the first of the commercial entertainment products, based on know-how obtained through the development of Virtuoso. The Company received the full $1,637,500 as an advance payment in the second quarter of 1997. Under the contract with the principal researcher, the Company retains the intellectual property rights from the research and development work but will be obligated to make a royalty payment of 10% on all sales of products developed utilizing such funding. The research and development under this contract was completed in August, 1998 but commercialisation of the product has not commenced as a result of competitive pressures.

The Company will continue to rely upon R&D funding from third parties to finance its research and development program.

Manufacturing. Ogenic currently manufactures its products through a mix of in-house manufacturing and outsourced contracts and has now reached a base manufacturing capability. Recent restructuring has improved the efficiency of this resource and assembly subcontractors are no longer utilized. Some manufacturing processes are outsourced on an as-needed basis when demand exceeds planned capacity. This outsourcing is not material and is not dependent on a particular vendor, as the processes are generic and available from multiple sources. Raw materials used in the manufacture of Ogenic's products are also available from multiple supply sources. Ogenic designs its products so as not to be dependent on the continuing availability of specialty parts or processes.

In August 1997, Ogenic sold the metal fabrication assets used in Ogenic's production process to an employee of Ogenic and now utilizes such assets pursuant to an arrangement with such employee. Management believes that such sale was fair and was reached on an arms-length basis.

Ogenic has a comprehensive management and information system to monitor the process, quality and costs associated with its in-house manufacturing. This system provides management with detailed reports utilized in certain sensitivity studies performed. These studies help Ogenic achieve manufacturing efficiencies and/or make decisions regarding pricing or discontinuing certain products.

Components  for  Ogenic's   manufactured   analog  equipment  are  available  in
Australia, the United States and Europe from electronic wholesalers and manufacturers. Other analog [OEM] and digital hardware is also freely available, with the exception of Digigram cards which are sourced directly from Digigram in France. Ogenic's Virtuoso software includes software that is specific to the Digigram cards. If another card was used, approximately ten man weeks of rewrite time would be necessary. Other outsourced components include printed circuit boards and sheet metal work, both of which are done by businesses which have a long association with Ogenic. However, no particular dependencies exist and Ogenic could move to other sources without interruption of its business operations.

Intellectual Property. The intellectual property of Ogenic consists of technology protection through copyright of software and printed circuit boards and copyright of plans and drawings along with considerable design and production know-how. Ogenic has not pursued the avenue of patent protection in the United States on the first of its software products, Virtuoso, deciding instead to obtain practical protection by the process of continually upgrading the product. Virtuoso and its associated sub-modules for the Virtuoso Playout System have copyright protection under the Australian Copyright Act and international treaties such as the Berne Convention. Ogenic also has copyright protection on its 150 printed circuit boards used in its hardware products.

Ogenic's "know-how" consists of an extensive library of drawings and associated quality control and production manuals. The ownership of in-house design and development remain with Ogenic and not the employee, consultant, creator, designer, engineer or programmer. Australian common law ensures that work performed by employees in the scope of their employment, is owned by the company. Ogenic's consultants and contractors customarily sign agreements transferring the ownership of any work related products developed to Ogenic. Ogenic's software source code is logged in a database and additional copies of the database and source code are kept in an off-site security facility.

Ogenic's one registered trademark is Netsound. All other trade names such as Virtuoso, Maestro, Prelude and Encore, are well established in the Australasian market place but not registered.

Government Regulation. The audio broadcasting industry is subject to extensive government regulation.

In certain markets, such as those in Australia, the number of new FM licenses granted is restricted. As a result, the growth of analog audio broadcasting is slow in some markets, lessening the potential demand for the Company's analog products.

Digital Audio Broadcasting ("DAB") is based upon a new frequency spectrum which has not yet been fully allocated. Ogenic believes that each country's broadcasting authority will continue to restrict the number of licenses issued in both the analog and DAB frequency spectrums in order to control broadcast content. In the extreme, several countries (such as India and China) still have government owned broadcast industries. As a result of such restrictions on private ownership, the potential market for the Company's products is expected to be less than it would be absent such regulations. The Company believes that deregulation will, in time, occur and that, in the case of government owned broadcast industries, licenses will eventually be issued to private operators. This licensing process is currently underway in South Africa.

The Company's entertainment software contemplates the pre-programming of music to be played in commercial settings such as hotels, bars, malls and discotheques. International copyright regulations generally require the payment of royalties for music broadcast under commercial conditions to a public audience. The radio broadcasting industry already has procedures in place to meet these requirements. Similar procedures are expected for the commercial entertainment industry. Regulations may vary from country to country. Ogenic has completed an initial review of such copyright requirements and it considers that, to the extent it or its customers may be required to pay royalties, any such requirements would be commercially acceptable.

Ogenic is not aware of any environmental regulations affecting its business. Ogenic has not made, and does not intend to make, any significant capital expenditures for compliance with environmental regulations.

Backlog. The Company had unfilled orders of $402,306 at December 31, 1997.

Competition. The provision of equipment and services for the audio broadcasting industry is highly competitive.

Ogenic believes it has only two direct international competitors for its existing products and comprehensive services in the Asian market and two small competitors in the Australian market. The two overseas competitors have a substantially greater sales revenue, market size and capitalization compared to Ogenic.

Ogenic considers that there are approximately 40 other manufacturers worldwide who have products competitive with Ogenic's new digital products. Competitors in the design and manufacture of digital broadcast systems include Digital Control Systems, Radio Computing Systems and Wizard for Windows.

Ogenic believes that there are no Asian manufacturers producing a range of broadcast products that compete with those of Ogenic.

A substantial increase in overseas marketing efforts by either of its two direct overseas competitors, or delays in the development of Ogenic's new digital products, could have a material and adverse effect on Ogenic's revenues and profit.

Ogenic believes that the key market entry criteria which set Ogenic apart from competitors are: market share; an understanding of the market at large; local support infrastructure; its range of products to suit the wide requirements required by radio stations; contacts in the industry with significant influence and active development of innovative products for the market.

Reliance on Limited Customer Base.
During 1997 the Company relied on significant revenue from two customers as noted below:

                              Year ended December 31, 1997
           Customer A            34.6% of total revenue
           Customer B            13.7%

Employees.

As of December 31, 1997, Ogenic had 32 full-time employees. None of Ogenic's employees is represented by a union. Ogenic believes that relations with its employees are good.

Seasonality.

Ogenic's business is not seasonal. However, quarter-to-quarter results from operations can vary significantly.

Description of the Business of Virtual Music Entertainment, Inc.

General

Virtual Music Entertainment, Inc. (formerly known as Ahead, Inc.) was incorporated in Massachusetts and commenced operations on March 15, 1993. On February 14, 1995, VME was reincorporated in Delaware. VME changed its name from Ahead Inc. to Virtual Music Entertainment, Inc. on June 30, 1995.

VME develops and markets multimedia interactive musical entertainment software for personal computer and home entertainment systems.

Prior to the acquisition by Associated of a majority of the outstanding equity securities of VME, VME was a privately held company not subject to the reporting requirements of the Exchange Act. VME has historically received its financing from private investors and venture capital firms in the form of private placements of common stock, preferred stock and debt. VME has not been profitable since its inception. VME is largely dependent on continued additional funding from existing investors and Associated until it achieves commercial success with its products.

During the most recent nine months, VME has concentrated its operations on the development of music based interactive products pursuant to agreements with Sony Computer Entertainment, Inc. (Japan) ("Sony").

VME is currently renegotiating the terms of certain advances on redistribution rights it now owes to certain non-affiliated parties. While VME is using its best efforts to reduce such related liabilities, there is no assurance such negotiations will be successful. Additionally, VME reduced its operating expenses through staff reductions.

Principal Products, Services and Markets.

The primary market for VME's products and services is Japan. VME's principal product is a multimedia music based interactive game titled "Quest for Fame" featuring recording artist Aerosmith. The product utilizes proprietary software and an interactive device to allow the user to play music as part of the game experience. Pursuant to an agreement between VME and Sony, the product is marketed and distributed by Sony.

During the first calendar quarter of 1998, VME completed the development of another multimedia music based interactive game titled "The Stolen Song" which was developed under contract with Sony. The Stolen Song features Japanese music artist Hotei. The Stolen Song was developed for the Japanese market and was introduced by Sony at the Tokyo Game Show on March 22, 1998.

Under both agreements, Sony assumes marketing and distribution rights for the product and in turn pays VME a royalty for each unit sold. VME then in turn pays the featured artists a royalty based upon either units sold or gross royalty and related revenue received. Sony also provided partial funding for the development of the games. VME has also developed a proprietary peripheral device called the "V-Pick"(TM)which is also purchased and distributed by Sony. The "V-Pick"(TM)is the device used by the consumer to play the above referenced games.

VME is also attempting to utilize its proprietary software in other music-based markets. VME is currently developing, in conjunction with a Japanese record company, CD+ technology to be included on certain albums to be released. VME believes the arrangement is unique in the industry as it calls for a royalty to be paid to VME for each album sold containing its technology.

VME also believes its technology has application in the karaoke market, providing a play along as well as a sing along experience. VME has signed a letter of intent with a large Japanese based manufacturer of karaoke systems. The terms of the letter of intent contemplate the inclusion of VME's technology in the manufacturer's karaoke systems. The letter of intent is a non-binding agreement subject to the execution of definitive documentation, and there can be no assurance that such documentation will be finalized.

Intellectual Property.

Intellectual   property  of  VME  relates  primarily  to  patent  and  trademark protection for its play along, rhythm EKG and peripheral device technology.

VME has been awarded patents in the United States for its play along and rhythm EKG software technology. VME also has a United States patent for its peripheral devices which are used to play the game. Patents respecting such technology are pending in Japan, Europe, Canada and Australia.

VME also holds a trademark on "Virtual Music" in the United States. "Virtual Music Entertainment" is registered in France and the United Kingdom and registration is pending in Japan, Singapore and Germany. "V-Pick" is a registered trademark in the United States, Germany and France and registration is pending in Japan and the United Kingdom.

Government Regulation.

VME's primary industries are not , as a rule, subject to significant government regulation. However, VME is largely dependent on the Japanese market for its products and services. Significant changes in trade relations between the United States and Japan or changes in Japanese governmental regulatory policy could have a material and adverse effect on VME's business. Japan currently assesses a ten percent tax on all royalty payments made by Japanese companies to foreign corporations.

Competition.

The interactive entertainment software industry is a highly competitive market which includes computer, home- entertainment and arcade-based video games. There are approximately 30 million Sony home entertainment systems installed worldwide, with approximately ten million installed throughout the United States, approximately ten million installed throughout Japan and approximately ten million installed in the balance of the world.

Generally, VME's competitors in the game development and licensing market are larger and better capitalized than VME. The most successful companies have focused on games based on a well established gaming genre, such as sports, shooting or racing. VME believes its unique music based games represent a relatively small but potentially profitable segment of the market. VME believes its games provide a unique and superior experience for the user as compared to other music based interactive games.

Reliance on Limited Customer Base, Limited Product Offering.

VME will rely on one single customer, Sony, for the vast majority of its revenue in 1998. VME is dependent on the success of a limited number of products being introduced in 1998.

Other.

VME is not aware of any environmental regulations affecting its business.

VME's business is not seasonal, however, quarter-to-quarter results from operations can vary significantly.

The amount of backlog orders is not significant to an understanding of VME's business.

At December 31, 1997, VME had 19 full-time employees engaged primarily in development and production of its products. None of VME's employees is represented by a union. VME believes that relations with its employees are good.

Foreign Operations

During 1997, the Company derived all of its revenue from its wholly-owned subsidiary, Ogenic headquartered in Perth, Australia. The products and services of the Company were sold exclusively to customers in Australia, Asia and the South Pacific. All transactions were denominated in Australian dollars. In addition, the Company's operating and executive management was headquartered in Sydney.

The Company incurs significant risks related to the fluctuation of the United States dollar relative to the Australian dollar and dependence exclusively on non-United States markets for its products. In addition, the Company's customers are either highly regulated by foreign governments or are agencies of foreign governments.

The following table sets forth the Company's foreign operations which as of December 31, 1997, represented substantially all of the operations of the Company.

Financial information related to foreign operations:

                                               Fiscal year ended
                                                 December 31
                                          1997             1996
                                       ------------    ------------
Sales:
  Australia, Asia, South Pacific       $  2,394,145    $    459,883
Operating loss:
  Australia, Asia, South Pacific         (2,392,558)     (2,647,541)
Assets
  Australia, Asia, South Pacific       $  1,306,901    $  1,260,850

--------------------------------------------------------------------------------

                               ITEM 2. PROPERTIES

--------------------------------------------------------------------------------

The Company's principal subsidiary, Ogenic, operates from leased facilities of approximately 11,000 square feet in Perth, Western Australia, where Ogenic conducts its administrative, research, distribution and manufacturing operations. The lease for the facility expires in September 2001. The rental rate for such facility is approximately $5,700 per month.

VME currently leases approximately 9,050 square feet of office space in a multi-tenant office building located in Andover, Massachusetts. The lease for the facility expires in August 2001. The rental rate for such facility is approximately $10,800 per month.

Subsequent to the Exchange, the Company has relocated its headquarters to the facility occupied by VME.

The Company also shares offices in Sydney, Australia with an associated company for administrative purposes.

--------------------------------------------------------------------------------

                            ITEM 3. LEGAL PROCEEDINGS

--------------------------------------------------------------------------------

At the date of this report it is understood that Werbel and Carnelutti, formerly solicitors acting for the company in regard to the acquisition of VME, have instituted proceedings for recovery of their fees totaling $315,900.

--------------------------------------------------------------------------------

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

--------------------------------------------------------------------------------

On October 27, 1997, by written consent of a majority of the stockholders of Associated, the holders of a total of 1,231,520 shares of Common Stock, representing approximately 53.46% of the then outstanding Common Stock, consented in writing to a change of Associated's state of incorporation from Nevada to Delaware (the "Reincorporation"). The consent of such holders was sufficient under Section 92A of the Nevada Revised Statutes and Associated's charter documents to approve the Reincorporation. Accordingly, with respect to the Re-incorporation, no meeting of stockholders was held and no resolutions were submitted to the stockholders of Associated whose consent had not already been obtained, for a vote. On December 18, 1997, Associated consummated a merger with a wholly-owned special purpose Delaware subsidiary in order to effectuate the Reorganization.

--------------------------------------------------------------------------------

                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDERS MATTERS

--------------------------------------------------------------------------------

The Common Stock was first quoted on the OTC Bulletin Board in June of 1996 under the symbol "ATTT".

The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock, but does not necessarily represent prices of actual sales of the Common Stock, nor does it take into account any brokerage discounts, commissions, or fees.

  Quarter       High        Low     Quarter         High        Low
----------------------------------------------------------------------
First 1996      $.00       $.00    First 1997       $2.62      $2.50
Second 1996     $.00       $.00    Second 1997      $2.00      $2.00
Third 1996     $7.00       $.00    Third 1997       $1.75      $1.75
Fourth 1996    $7.00      $3.00    Fourth 1997     $1.625      $1.37


As of February 23, 1998, there were 4,630,798 shares of Common Stock issued and outstanding. As of February 23, 1998, there were approximately 407 holders of record of the Common Stock.

The Company's present policy is to retain any earnings to finance the Company's business operations. Any future dividends will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, acquisition plans and plans for expansion, and any other factors that the Company's Board of Directors deems relevant. The Company has no present intention of paying dividends on the Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

The following is a description of all securities sold by the Company within the past three years which were not registered under the Securities Act.

On January 10, 1996, the Company issued 20,000 shares of Common Stock at a per share price of $5 to an accredited investor and related party in consideration for services provided by such related party in connection with the acquisition of Ogenic. The sale of such securities was exempt from registration under the Securities Act pursuant to Section 4 (2) thereof.

On June 28, 1996, the Company issued 100,000 shares of Common Stock at a per share price of $.001 to an accredited investor and related party in consideration for acquisition of debt owed by Ogenic to such related party. The sale of such securities was exempt from registration under the Securities Act pursuant to Section 4 (2) thereof.

On June 28, 1996, the Company issued 80,000 shares of Common Stock at a per share price of $2 to an accredited investor and related party in consideration of investment banking services provided by such related party. The sale of such securities was exempt from registration under the Securities Act pursuant to
Section 4 (2) thereof.

On June 28, 1996, the Company issued 150,000 shares of Common Stock at a per share price of $2 to an accredited investor and related party in consideration of investment banking services provided by such related party. The sale of such securities was exempt from registration under the Securities Act pursuant to
Section 4 (2) thereof.

On September 30, 1996, the Company issued 270,000 shares of Common Stock at a per share price of $2 to an accredited investor and a related party in consideration of certain expenses incurred and in settlement of certain notes payable. The sale of such securities was exempt from registration under the Securities Act pursuant to Section 4 (2) thereof.

On September 30, 1996, the Company issued 150,000 shares of Common Stock at a per share price of $5 to an accredited investor and a related party as prepayment for certain investment banking services provided by such related party. The sale of such securities was exempt from registration under the Securities Act pursuant to Section 4 (2) thereof.

--------------------------------------------------------------------------------

                         ITEM 6. SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------

The following selected financial data for the five-year period ended December 31, 1997, should be read in conjunction with the Company's Financial Statements and notes thereto included in Item 14 of this report and "Management's
Discussion and Analysis of Financial Condition and Results of Operation" included in Item 7 of this Annual Report on Form 10-K.

                                             Associated Technologies Inc.
                                                 Summary of Operations

                                           1997             1996             1995              1994             1993
Total Assets                          $  1,931,248     $  1,260,850    $          0       $          0    $          0
Revenues                                 2,394,145          459,883               0                  0               0
Operating Expenses                       3,306,837        1,891,010               0                  0               0
Net Earnings (Loss)                     (2,277,276)      (2,644,052)              0                  0               0

Per Share Earnings (Loss)                    (1.11)           (1.33)              0                  0               0

Average Common Shares Outstanding        2,226,399        1,409,414       1,000,000          1,000,000       1,000,000

--------------------------------------------------------------------------------

              ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                                  OF OPERATION

--------------------------------------------------------------------------------

Overview

Associated was incorporated on August 9, 1990 under the laws of the State of Nevada. On June 28, 1996, Associated acquired all of the outstanding shares of capital stock of Ogenic (the "Ogenic Acquisition") following Ogenic's emergence from a creditor protection administration, the analogous concept under Australian law to the Chapter XI reorganization proceeding under United States bankruptcy law. Prior to the Ogenic Acquisition, Associated was a development-stage company with no revenues from operations, and Ogenic had experienced a history of operating losses and cash flow deficiencies which resulted in Ogenic's filing for bankruptcy protection in May of 1995 under applicable Australian law.

Subsequent to the Ogenic Acquisition, all of the Company's revenues were generated by the business operations of Ogenic. Thus, the analysis of the Company's operations contained herein reflect the operating results of Ogenic for the period from June 29, 1996 to December 31, 1997. The following discussion should be read in conjunction with the Consolidated Statements of Operations of the Company which are included in the financial statements included in Item 14 of this Annual Report on Form 10-K.

The Company believes its growth in 1997 was due primarily to the increased sales of Ogenic's traditional analog product lines, introduction of digital based products, substantial completion of a contract for an additional R&D project, and the effect of a full years ownership of Ogenic. The growth in Ogenic's revenue was partially offset by increases in operating expenses resulting from increased staffing, the effect of a full years ownership and costs related to payment for investment banking services and acquisitions.

The  Company's   management  continues  to  focus  on  improving  the  operating efficiency of Ogenic and the introduction of new products, as well as the enhancement of existing products. In addition, the Company continues to actively pursue R&D agreements which may, in part, be based on certain tax incentives provided by the Australian government.

During 1997, the Company incurred substantial expenses related to its ongoing financing efforts. Most of those expenses related to the Issuance of Common Stock options or shares of Common Stock in conjunction with the private placement of debt or in consideration of investment banking and related services. In addition, the Company incurred substantial professional fees associated with its acquisition of VME.

The Company will continue to incur professional fees related to the completion of the VME Merger. Due to the highly speculative nature of the Company's financing offerings, it is expected that the Company will continue to pay rates well in excess of existing market rates for such financing.

Included below is a comparison of the year ended December 31, 1997 to the year ended December 31, 1996.

Year ended December 31, 1997 Compared to Year Ended December 31, 1996.

Results of Operations

Revenues
For the year ended December 31, 1997, the Company's operating revenue was $2,394,145 as compared to $459,883 for the year ended December 31, 1996, an increase of $1,934,262 or 421%. The increase in operating revenue was primarily attributable to R&D contract revenues of $827,971, increased revenues of $513,615 for the Company's traditional analog products and related services, $453,335 resulting from the introduction of new digital play out products for the radio broadcast industry, and $139,341 reflecting a full years ownership of Ogenic as compared to six months of ownership during 1996.

The Company received an R&D contract during 1997 which was partially completed as of December 31, 1997. The contract accounted for 43% of the operating revenue increase. The Company expects the remainder of R&D activity to be performed under the contract during the first half of 1998. In view of the de-merger , the company is no longer actively pursuing further R&D financing arrangements.

The increase in operating revenue attributable to traditional broadcast related products in 1997, is in part, the result of the Company re-establishing its marketing efforts in the radio broadcast industry in Australia and Asia. Traditional analog products and services accounted for 27% of the operating revenue increase for 1997. The introduction of new digital products accounted for 23% of the operating revenue increase.

Gross profit increased to $914,279 in 1997 from $101,765 in 1996, an increase of $812,514 or 800%. Gross margins increased to 38% in 1997 from 22% in 1996. The increase in gross profit was largely the result of the increase in operating revenues and fixed production costs, larger margins associated with the Company's digital products and the R&D contract.

During 1997, the R&D contract contributed $396,482 or 43% of gross profit, the sale of analog products contributed $327,958 or 36% of gross profit and the sale of digital products contributed $189,838 or 21% of gross profit. During 1996, the Company recorded $101,765 in gross profit, all from the sale of analog products.

Costs and Expenses

Operating expenses (net of the non-recurring charge relating to the acquisition of Ogenic in June 1996) increased $1,415,827 to $3,306,837 in 1997 from $1,891,010 in 1996, an increase of 75%. The increase in expenses net of the non-recurring charge was primarily attributable to increases in financing related expenses of $981,904, acquisition related expenses of $359,620, salaries and benefits of $316,404, general and administrative expenses of $160,265 and professional fees of $122,634. These increases were partially offset by a reduction in selling expenses of $428,862 and a decrease in occupancy costs of $93,577.

Cost of sales increased to $1,479,866 for the year ended December 31, 1997 as compared to $358,118 for the year ended December 31, 1996, an increase of 313%. The increase in costs is primarily attributable to the increases in revenue described above. Costs of sales decreased to 62% of operating revenue in 1997 from 78% of operating revenue. This decrease was attributable in part to fixed costs spread over a larger revenue base and lower costs, as compared to revenue, for the R&D contract.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded a reduction in operating losses of $594,693 from $1,873,792 in 1996 to $2,468,485 in 1997.

Extraordinary Items

During 1997, the Company recorded a gain on the retirement of debt of $191,209. The gain resulted from the issuance of 95,605 shares of Common Stock, with a market value of approximately $2 per share, in exchange for retirement of $382,418 owing to a related party. The extraordinary expense in 1996 is comprised of goodwill amortization expense of $845,012 attributable to the company's first acquisition as required under SEC reporting requirements for acquisitions by a shell company and $13,284 in expenses related to the subsidiary's former bankruptcy. The expense is offset by gains on the sales off assets of $88,036.

Liquidity and Capital Resources

The Company has incurred significant losses since its acquisition of Ogenic in 1996. The losses have been related primarily to the operations of Ogenic and the startup and financing activities of Associated. The losses in 1997 were funded primarily through an increase in liabilities of $2,228,516. In 1997, the Company also issued 155,520 shares of Commons Stock in exchange for the retirement of $502,248 of loans to the Company, and recorded $750,000 in expense related to shares of Common Stock issued in 1996 for services related to obtaining R&D related financing.

The Company has relied on the ability of its investment bankers, First Sydney Capital to obtain R&D, debt and equity financing. Whilst the Company successfully finalised the completion of the R & D Syndication in May 1998, no further funding for the group has been available since June 1998. As a result the Company has sought to divest itself of its subsidiaries with a view to securing funds for its creditors and loan financiers.

Associated and First Sydney Investments Pty Ltd. are obligated under the Securities Exchange Agreement to provide $2,050,000 to fund VME's operations at and subsequent to the initial exchange of securities which occurred on January 8, 1998. As of November 18, 1998, Associated had not provided funding for $259,500 of the commitment and was in arrears on the payment schedule called for in the Securities Exchange Agreement. As a result, Associated negotiated with VME regarding the funding schedule and it was agreed that the best appropriate course of action was not to proceed with the merger and to unwind the partial merger which had already occurred.

The de-merger agreement provides for the return of VME shares to the VME security holders and the issue of VME shares to the Company in return for $1,384,000 of funds advanced by the company to date. The agreements to effect the de-merger have not yet been prepared and are dependent on funding being available in VME.

On December 31, 1997, the Company had outstanding two promissory notes to private parties totaling $600,000 and bearing interest at 10%. Such notes are due on December 22, 1998 and as of that date, $660,000 of principal and accrued interest will be due on such notes. As security for such notes, the Company pledged all of the shares of Common Stock it now and hereafter owns in both Ogenic and VME. As further consideration of this and other loans obtained from the same parties during 1997, the Company issued 600,000 options to purchase shares of Common Stock at prices ranging from $2 to $2.50 per share. At the date of this report the Directors are in discussion with the loan providers with a view to rescheduling repayment of the loans.

Ogenic experiences mild seasonal sales fluctuations with increased activity in the period prior to June 30th (the end of the financial year for most Australian companies) and in the period from August to November/December as broadcasting stations prepare for their Christmas advertising.

In addition to the foregoing, a disproportionate percentage of Ogenic's quarterly net revenue typically is generated in the last few weeks of the quarter. A significant portion of Ogenic's operating expenses is relatively fixed, and planned expenditures are based primarily on sales forecasts. As a result, if revenue generated in the last few weeks of the quarter does not meet with Ogenic's forecast, operating results may be materially and adversely affected.

The Company believes that its operations are not materially affected by inflation.

Income from Ogenic is received in the form of cash remitted in Australian Dollars from customers for sales of products, services and technology, and the reimbursement of funds expended on research and development. In general, contracts are negotiated in Australian Dollars, with liabilities incurred in Australian Dollars. As such, the Company is subject to some currency exchange rate risks. The exchange rate at December 31, 1997 was [AUS$1.00 = US$0.79].

Ogenic's gross margins on sales vary depending on the mix of products sold. In general, gross margins on Ogenic's manufactured equipment are 45% to 55%, its gross margins on externally purchased equipment are 10% to 20% and its gross margins on other services provided are 60% to 70%. This translates to an overall average gross margin on sales of approximately 40%. The Company believes that gross margins on sales of the Company's new software product, Virtuoso, will be in the 80%-90% range, as development and production costs will be written off as incurred.

Ogenic's quarterly operating results vary significantly depending upon the timing of orders and subsequent delivery, especially where significant turnkey projects are concerned. Variations in timing of significant contracts can therefore materially and adversely effect the results of a particular quarter, and the results of operations for any quarter are therefore not necessarily indicative of the results to be expected in any future period.

Impact of Year 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

Based on a recent and ongoing assessment, the Company has determined that it will not be required to modify or replace portions of its software and software and hardware that has been developed for sale to customers so that computer systems will function properly with respect to dates in the year 2000 and thereafter, and that addressing the Year 2000 Issue will not materially affect future financial results.

Recently Issued Accounting Standards

In June of 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement of Financial accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFA 131"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Both standards must be adopted in 1998 and are not expected to have a significant impact on the Company's disclosures.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Annual Report on Form 10-K and in the future filings by the Company with the SEC and in the Company's written and oral statements made by or with the approval of an authorized executive officer of the Company, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "looking ahead", "we are confident", "should be", "will be", "predicted", "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. These and other similar forward-looking statements reflect the Company's current view with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to (i) the Company's ability to secure sufficient financing to enable it to continue business operations and engage in necessary research and development projects;
(ii) the effect on the Company's business operations of the well-publicized turmoil in the Asian financial markets; (iii) potential fluctuations in the Company's operating results; (iv) the Company's ability to introduce new products; (v) the concentration of the Company's current products in the relatively narrow segments of the professional audio and interactive game markets; (vi) the effect of technological change and increased competition in such market segments; (vii) the Company's dependence on suppliers, representatives, distributors and certain key personnel of the Company; and
(viii) other factors which may be identified from time to time in the Company's SEC filings and other public announcements.

--------------------------------------------------------------------------------

        ITEM 7A. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

Not applicable for the Registrant at this stage.

--------------------------------------------------------------------------------

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

--------------------------------------------------------------------------------

Registrant's  response to this item is  incorporated  herein by reference to the
consolidated   financial  statements  and  the  report  thereon  of  independent accountants, listed in Item 14 of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------

On April 10, 1997, the Company's prior auditors, Smith & Company resigned and Stanton Partners, Public Accountants was subsequently engaged as the Company's independent accountant to audit the Company's consolidated financial statements.

In neither of the past two fiscal years of the Company have the reports of Smith & Company on the consolidated financial statements of the Company contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. In neither of the past two fiscal years of the Company nor in the subsequent interim period preceding the resignation of Smith & Company were there any disagreements with Smith & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Smith & Company, would have caused Smith & Company to make a reference thereto in their report.


                                    PART III

--------------------------------------------------------------------------------

            ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

--------------------------------------------------------------------------------

MANAGEMENT

The directors and executive officers of Associated are as follows:

Name                             Age    Position

Alan James Gallagher             60     President and Director
                                        (resigned November 18, 1998)

Bradley J. Naples                46     Chief Executive Officer
                                        (resigned August 6th 1998)

Deryck Fletcher Gow Graham       37     Vice President and Director
                                        (resigned 27th October 1998)

Leonard Noel McDowall            55     Treasurer and Secretary and Director
                                        (resigned November 18, 1998)

Mark F. Kripp                    40     Chief Financial Officer
                                        (resigned July 29th 1998)

John P. Deloughery               59     Director (appointed 18th November 1998)

Meetings of the Board and Committees; Terms of Office of Directors and Officers

Pursuant to Associated's by-laws, Associated's Board of Directors consists of three members, each to hold office (subject to the Associated by-laws) until the next annual meeting or until his respective successor is elected and qualified. In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant.

During the fiscal year ended December 31, 1997, the Board of Directors held twenty meetings (ten of which were by written consent in lieu of a meeting).

Associated does not have any policy with respect to payment of directors. During the fiscal year ended December 31, 1997, Mr. McDowall received directors' fees relating to his service on the Board of Associated of $15,800. Mr. Gallagher did not receive any remuneration for serving as a director of Associated.

The Board of Directors does not have any committees.

Pursuant to the Associated's by-laws, officers of the Company are elected by the Board of Directors to hold office until their successors are elected and qualified.

Directors and Executive Officers

Alan James Gallagher. Mr. Gallagher was a director and President of Associated between January of 1996 and November 1998. Mr. Gallagher is an accountant and company secretary with over thirty years commercial experience including directorships of public and private companies. He holds degrees in law, accounting and company secretarial and management, and is a Fellow of the Taxation Institute of Australia. Mr. Gallagher was employed by Westpac Banking Corporation of Australia, as a manager of Staff Research and Industrial Relations, Senior Legal Officer, Manager Corporate Finance and Assistant Chief Accountant. Mr. Gallagher has also been Managing Partner of a Sydney law firm practicing in the fields of commerce, banking and taxation.

Mr. Gallagher was formerly a Director of the Main Camp Group, a specialist funding organization and has been Chairman of The Australian Agriculture Research Institute and a non-executive director of First Sydney Capital Limited.

Bradley J. Naples. Mr. Naples was the Chief Executive Officer of Associated between January of 1998 and August 1998 and remains the President and Chief Executive Officer of Virtual Music Entertainment Inc, the Company's partly owned subsidiary. Mr. Naples has had 15 years in senior management positions in multi-media businesses. Mr. Naples is currently the Chief Executive Officer of Virtual Music Entertainment, Inc., Associated's partly owned subsidiary. Mr. Naples was previously a director of operations of an interactive CD-ROM and video game software company with $40 million in annual sales and President/COO of Hi-Tech Entertainment Inc., located in New York City. From 1985-1992, Mr.
Naples was President/CEO of New England Digital Corp ("NED"), a company which pioneered advanced digital audio technology. The technology pioneered by NED has become a major component of current multimedia hardware platforms. Since 1980, Mr. Naples has extensive experience in setting up offices and distribution outlets in Europe and Asia. In addition to his general management experience, Mr. Naples has consulted to among others, GTE Telecommunications and AVID Technologies. Mr. Naples graduated from Berklee College of Music with a bachelor of arts degree in 1976 and the Harvard Business School Owners/Presidents 3-year Executive Program in 1988. Deryck Fletcher Gow Graham. Mr. Graham was a director and Vice President of Associated between January 1997 and October 1998. Mr. Graham has been in senior management positions in Australian public companies for 11 years and in the capacity of executive director for 8 years. Mr. Graham has been on the board of directors of private companies for the past 16 years. Mr. Graham is currently Managing Director of Ogenic, ATTT's wholly owned subsidiary. Previously Mr. Graham was the executive director of Eagle Aircraft Australia Ltd, where he was responsible for the organization's marketing and public relations. Mr. Graham has had extensive experience with dealing at board and ministerial levels with South East Asian and Australian companies and governments and has established substantial joint ventures with the Malaysian Government and the Petronas Oil Company of Malaysia. Mr. Graham's industry experience spans real estate, mining, aerospace manufacturing, electronics and software. In addition to Mr. Graham's corporate experience, his management style is strongly founded on marketing and promotion. Mr. Graham has a Diploma of Company Directorship, numerous marketing certificates and is a member of the Australian Institute of Company Directors.

Leonard Noel McDowall. Mr. McDowall was a director as well as Treasurer and Secretary of Associated between January of 1996 and November 1998. Mr. McDowall was formerly Managing Director of First Sydney Capital Limited, a licensed securities dealer, based in Sydney Australia which holds (including holdings of affiliates) approximately 20 % of the outstanding Common Stock of Associated. Mr. McDowall was a Director of Ogenic Technologies Pty Ltd between January 1996 and November 1998, a Western Australian technology company and Associated's wholly-owned subsidiary.

Previously Mr. McDowall was inaugural Chairman and Managing Partner of Bird Cameron, Chartered Accountants, which employed 1000 people in 50 offices in Australia and Hong Kong. Mr. McDowall established Bird Cameron's mergers and acquisitions division in 1987. Mr. McDowall has substantial experience in all facets of financial management with particular emphasis on structuring and negotiation of joint ventures and capital raisings.

Mark Kripp
Mr. Kripp was the Chief Financial Officer of Associated between January and November 1998. Mr. Kripp has 19 years of business and financial experience in both publicly held and private hi-tech and consumer products companies. Mr. Kripp is the principal and founder of EJE Associates, a business and financial consulting firm focusing on the Software Development and Systems Integration market. Previously Mr. Kripp was the Corporate Controller of Safety First, Inc., a multinational consumer products development and distribution company and Vice President of Finance for CIC Systems, Inc.("CIC"), one of the largest Hewlett-Packard Systems Integrators in the US. During Mr. Kripp's tenure at CIC, the company grew from $10 million in annual sales to $400 million in annual sales through a combination of internal growth and acquisitions. Mr. Kripp has also held financial positions at AT&T and Hewlett-Packard.

Mr. Kripp is a member of the Turnaround Management Association and the Smaller Business Association of New England.

John P. Deloughery. B. Com, AAUQ
Mr. Deloughery is the executive director of the specialist investment bank St. Malo Australia Pty Ltd. Before joining St Malo Australia in 1995, John Deloughery worked as a director for Schroders Australia and in 1989 was appointed the inaugural President Director (Managing Directory) of PT. Schroders' Indonesia with responsibility for establishing Schroders presence in Indonesia. This involved finalising the negotiations with the Indonesian joint venture partner, obtaining from the Ministry of Finance the necessary Investment Management, Underwriting and Stockbroking licenses and building the management team to successfully operate the joint venture.

Before returning to Australia in 1994 Mr Deloughery was the adviser to the AMP Society on the US$100 million investment by the AMP in Indonesia involving the acquisition of a substantial shareholding in a listed Indonesian life insurance company and the establishment of a foreign joint venture life insurance subsidiary.

Mr Deloughery maintains excellent contacts and network in the region.

Mr Deloughery is currently Managing Director of Australian Innovation Limited and a director of Cybergraphic Systems Pty Ltd, First Sydney Capital Pty Limited, Ogenic Technologies Pty Limited and Cabonne Management Limited.

Mr. Deloughery was appointed a director of Associated on November 18, 1998 to replace the resigning directors.

--------------------------------------------------------------------------------

                         ITEM 11. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------

                           Summary Compensation Table

The following table sets forth the compensation paid to the chief executive officer and each of the other four most highly compensated executive officers of the Company during 1997.

                                                                     Other        Restricted   Securities
Name and                                                             Annual         Stock      Underlying    LTIP       All other
Principal  Position                         Salary      Bonus     Compensation      Award      Options #    Payouts $  Compensation
-------------------                       ---------   ---------   ------------   -----------  ------------  ---------  ------------
Alan Gallagher                                                                                     200,000
Former Director and acting President

Leonard McDowall                                                  $     14,578                     200,000
Former Treasurer, Secretary,
Director and CFO

Deryck Graham                             $  25,511               $     49,208                     230,000
Former Vice President and
Director

                                                Option Grants for 1997

                   Number of    Percent of Total
                  Securities        Options
                  Underlying      Granted to
                   Options       Employees in     Exercise or Base       Expiration           5%     10%
Name              Granted (#)     Fiscal Year        Price ($/Sh)           Date             ($)     ($)
                  ---------------------------------------------------------------------------------------
Alan Gallagher(1)    100,000          10%             $2.00              May, 2002
                     100,000          10%             $2.00              May, 2002
Leonard McDowall     200,000          20%             $2.00              May, 2002
Deryck Graham        200,000          20%             $2.00              May, 2002
                      30,000           3%             $2.00              May, 2002

Vesting subject to certain performance criteria. No Officer or Director exercised options during the year.

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

At such time, contracts may be negotiated with new management requiring the payment of annual salaries or other forms of compensation which cannot presently be anticipated. Use of the term "new management" is not intended to preclude the possibility that any of the present officer or directors of the company might be elected to serve in the same or similar capacities upon the Company's decision to participate in other business opportunities.

--------------------------------------------------------------------------------

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------

The following table sets forth, as of February 23, 1998, information regarding the beneficial ownership of shares by each person known by the Company to own beneficially, more than 5% or more of the outstanding shares by each of the directors and by the officers and directors as a group.

--------------------------------------------------------------------------------
  Title    Name and Address of                  Number              Percent  of
   of      Beneficial Owner                  of  Shares (1)          Ownership
 Class
--------------------------------------------------------------------------------
Common     Alan Gallagher                    1,297,570 (2) (3)            20.8%
           Level 1, 85 Tamar Street
           Ballina NSW 2478 Australia

Common     Len McDowall                      1,293,370 (2) (4)            20.8%
           23 Rush Street
           Woolahara NSW 2025
           Australia

Common     First Sydney Capital Ltd.         1,193,370 (2)                23.6%
           Level 5, 151 Macquarie Street
           Sydney  NSW  2000 Australia

Common     Tudor Investment Corporation        708,882 (5)                15.3%
           40 Rowes Wharf
           Boston, Massachusetts 02110

Common     Robert Forlenza                      708,882 (5)               15.3%
           c/o Tudor Investment Corporation
           40 Rowes Wharf
           Boston, MA 01220

Common     James Hall                            600,000 (6)               9.8%
           56 Stone Leigh Road
           New Canaan, Connecticut 06840

Common     Octavian Nominees Limited             353,394 (7)               7.6%
           c/o Saffrey Champness Management
            International Limited
           P.O. Box 141 La Tonnella House
           Les Banues St. Sampson
           Guernsey GYI 3HS Channel Islands

Common     Leslie Ferlazzo                       313,905 (8) (12)          6.8%
           c/o Woodstock Corporation
           27 School Street
           Boston, MA 02108

Common     Boston Safe Deposit & Trust Co.        312,005 (8)              6.7%
           c/o Woodstock  Corporation
           27 School Street
           Boston, Massachusetts 02108

Common     Deryck Graham                          225,000 (11)            3.85%
           22B John Street
           North Freemantle WA 6159
           Western Australia

Common     Brad Naples                            108,000 (10)             1.9%
           c/o Virtual Music
            Entertainment, Inc.
           3 Riverside Drive
           Andover, MA 01810

Common     Mark F. Kripp                             -0-                   -
           c/o Virtual Music
            Entertainment, Inc.
           3 Riverside Drive
           Andover, MA 01810

Common     John P Deloughery                         -0-                   -
           C/o St Malo Australia Ltd
           Level 6, John Hunter Building
           9 Hunter Street
           Sydney, NSW 2000

Common     All Officers and Directors
            as a group (5)                      1,730,570 (2)             27.8%

(1) Assumes exercise of all options and exchange of convertible debt for common stock that are or could be exercisable or exchanged within 60 days.

(2) Includes 435,600 shares of common stock issuable upon conversion of certain notes payable. Holdings represent shares held by First Sydney Capital Ltd. and its various wholly owned subsidiaries, none which individually hold five percent or more of the company's common stock or equivalents. First Sydney was indirectly owned by Alan Gallagher (75%) a Director and former acting President of the company and a Director First Sydney and Leonard McDowall (12.5%), a Director, Treasurer, and Secretary and former Chief Financial Officer of the Company and Managing Director of First Sydney.

(3)  Includes 4,200 shares and 100,000  vested  options owned by Gallagher.

(4)  Includes 100,000 vested options owned by Mr. McDowall.

(5) Represents ownership of shares held by various investment funds for which Tudor provides investment advice and/or management services. Tudor and Robert Forlenza exercise dispositive powers over the shares held and may be deemed, for purposes of this schedule, to be beneficial owners. Tudor disclaims beneficial ownership of the shares owned by such funds. Shares owned by fund are; Raptor Global Fund L.P. 208,718, Raptor Global Fund Ltd. 115,200, Tudor Arbitrage Partners L.P. 41,115 and Tudor BVI Futur Ltd. 343,849 Robert Forlenza Vice President of Tudor is a Director of Virtual Music Entertainment, Inc.

(6)  Represents options exercisable within 60 days.

(7) Represents ownership of shares held as nominee for various individuals none of whom beneficially owns in excess of 5% of the Company's common stock.

(8) Represents ownership of shares held for the benefit of various investment funds managed by Woodstock Corporation. Woodstock disclaims beneficial ownership. Leslie Ferlazzo, Chairman, CEO and President of Woodstock is a Director of Virtual Music Entertainment, Inc.

(9) Includes 423,000 options exercisable within 60 days by Officers and Directors.

(10) Represents 108,000 options vested or to be vested within 60 days.

(11) Represents 110,000 shares held by a company controlled by Graham and 115,000 options vested or to be vested in 60 days.

(12) Includes 1,900 shares held directly by Ferlazzo.

Certain of the VME Security holders (the "VME Group") and certain other holders of Common Stock (the "First Sydney Group") have entered into a Voting Agreement dated January 8, 1998 (the "Voting Agreement") whereby, subsequent to the consummation of the Merger and for so long as certain ownership percentages of the outstanding Common Stock are maintained by the members of the VME Group and the First Sydney Group, it is contemplated that the Board of Directors of the Company shall consist of six members, three of whom shall be nominees of the VME Group and three of whom shall be nominees of the First Sydney Group. This agreement has never been applied due to the delay and shortage of funding which occurred during 1998.

--------------------------------------------------------------------------------

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------

First Sydney and its affiliates own approximately 20.2% of the outstanding Common Stock. Pursuant to the Securities Exchange Agreement, Associated, or in lieu thereof First Sydney, covenanted to advance funds in a total amount of $2,050,000 to VME to meet its working capital obligations at specified intervals. Prior to May 15, 1998, Associated and First Sydney did not comply with the funding covenants respecting additional advances to VME. Associated and First Sydney advanced a total of $1,790,500 to VME. On November 18, 1998, Associated, First Sydney and VME agreed to unwind the Securities and Exchange Agreement. As a result, Associated will receive a 20% shareholding in VME in return for the funds advanced to date.

Mr. Gallagher, a director of Associated, owned approximately 75% of the outstanding equity interest of First Sydney. Mr. McDowall, a director and executive officer of Associated, owns approximately 12% of the outstanding equity interest of First Sydney.

On December 31 1997, Associated issued a 0% $382,418 promissory note in favor of Project & General Finance Pty Ltd., an affiliate of First Sydney. As of June 30 1997, the total amount of principal and accrued interest due under such note was $382,418. On such date, Associated issued 95,605 shares of Common Stock in full satisfaction of such $382,418 due from Associated.

On June 30 1997, Associated issued a 12% $239,662 promissory note in favor of First Sydney. As of June 30 1997, the total amount of principal and accrued interest due under such note was $239,662. On such date, Associated issued 59,915 shares of Common Stock in satisfaction of $119,830 of the total amount due from Associated. At 31st December 1997, the loan balance stood at $111,101 including interest and after adjusting for exchange differences.

On September 18, 1997,  Associated  issued a 10% $500,000  unsecured  promissory note in favor of First Sydney. Such note was due and payable on December 31, 1997. Such note has not been repaid and continues to accrue interest. Subject to the terms of the Securities Exchange Agreement, such note is payable in shares of Common Stock valued at $2.50 per share.

On September 1, 1997, Associated and First Sydney Capital Ltd, and affiliate of First Sydney, entered into a letter agreement whereby First Sydney Capital Ltd agreed to provide certain investment banking services on behalf of Associated until June 30, 1998. Associated agreed to pay First Sydney Capital Ltd, commencing on July 1, 1997, $75,000 plus reimbursement of certain expenses. As of this report, $75,000 of such remuneration has been accrued by Associated.

On June 26, 1997, Associated entered into an agreement with First Sydney Capital Ltd, an affiliate of First Sydney, in connection with the formation and implementation of R&D funding. Pursuant to such agreement, First Sydney Capital receives a fee of 5% of the transaction value up to $6,000,000 worth of R & D funding commitments and 10% of any transaction value in excess of $6,000,000 worth of R & D funding commitments. Pursuant to such agreement, on June 30 1997, Associated entered into an R & D subcontract agreement guaranteeing Associated a $1,600,000 R & D funding commitment and Associated paid a success fee in connection therewith to First Sydney Capital Ltd of $81,220.

Pursuant to an agreement dated September 30 1996, between Associated and Business & Research Management Ltd., an Australian corporation ("BARM"), BARM agreed to provide certain investment banking services respecting obtaining additional financing to Associated. On September 30 1996, Associated issued 150,000 shares of Common Stock to BARM, valued at $750,000 for purposes of such issuance, for investment banking services respecting obtaining additional financing provided by BARM on behalf of Associated during 1997. Mr. Gallagher, a director of Associated, was a director of BARM until his resignation on December 31, 1997.

--------------------------------------------------------------------------------

              ITEM 14. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

--------------------------------------------------------------------------------

Financial Statements and Financial Statement Schedules

Financial Statements - December 31 1997, 1996, 1995, 1994

Reports on form 8-K

Appointment of New Stock Transfer Agent on November 11, 1997



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:


ASSOCIATED TECHNOLOGIES INC.




By: S\  John Deloughery
      CEO & Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





S\  John Deloughery                February  22nd 1999
---------------------
John Deloughery,  CEO & Director

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Associated Technologies Inc

We have audited the accompanying consolidated balance sheets of Associated Technologies Inc as of December 31, 1997, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and consolidated cash flows for the years ended December 31, 1997, 1996 and 1995 and for the period of August 9, 1990 (date of inception) to December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with general accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Associated Technologies Inc as of December 31, 1997, 1996 and 1995 and the consolidated results of its operations, changes in stockholders' equity (deficit) and its consolidated cash flows for the years ended December 31 1997, 1996 and 1995 and for the period of August 9, 1990 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company and its subsidiaries will continue as a going concern. As shown in the consolidated financial statements, the Company and its subsidiaries has a consolidated working capital deficiency of $2,107,376 at December 31, 1997 and a consolidated accumulated deficit of $4,922,328. The Company and its subsidiaries have suffered losses from operations and have a substantial need for working capital.


This raises substantial doubt about the Company's and its subsidiaries ability to continue as a going concern. Managements' plans in regard to these matters are described in Note 1 to the consolidated financial statements. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Stanton Partners
Public Accountants





Perth, Western Australia
April 9, 1998

                  ASSOCIATED TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS AT DECEMBER 31, 1997


ASSETS

                                                                                        12/31/97                 12/31/96
                                                                                  ---------------         ----------------
CURRENT ASSETS
       Cash                                                                       $       643,847         $         18,054
       Accounts receivable                                                                330,342                  181,341
       Inventories (Note 3)                                                               180,867                  187,062
       Prepaid expenses                                                                    39,726                  759,051
                                                                                  ---------------         ----------------
TOTAL CURRENT ASSETS                                                                    1,194,782                1,145,508
                                                                                  ---------------         ----------------

NON CURRENT ASSETS
       Note Receivable plus accrued interest (Note 12)                                    624,347                        0
                                                                                  ---------------         ----------------

PROPERTY, PLANT, AND EQUIPMENT
     Equipment (Note 4)                                                                   370,817                  425,003
     Accumulated depreciation and amortization                                           (258,698)                (309,661)
                                                                                  ----------------        -----------------
NET PROPERTY, PLANT, AND EQUIPMENT                                                        112,119                  115,342
                                                                                  ---------------         ----------------

GOODWILL                                                                                        0                        0
                                                                                  ---------------         ----------------

TOTAL ASSETS                                                                      $     1,931,248         $      1,260,850
                                                                                  ===============         ================


LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
     Creditors and accrued expenses                                               $     1,174,077         $        479,543
     Deferred R&D Income (Note 5)                                                         867,875                        0
     Notes payable (Note 6)                                                             1,225,601                   66,562
     Provisions                                                                            34,605                   27,216
                                                                                  ---------------         ----------------
TOTAL CURRENT LIABILITIES                                                               3,302,158                  573,321
                                                                                  ---------------         ----------------

LONG-TERM LIABILITIES                                                                           0                  500,321
                                                                                  ---------------         ----------------
TOTAL LIABILITIES                                                                       3,302,158                1,073,642
                                                                                  ---------------         ----------------

SHAREHOLDERS' EQUITY/(DEFICIT)
     Common stock par value $.001:
         25,000,000 shares authorized; 2,303,520
         shares issued(2,148,000 at 12/31/96)                                               2,304                    2,148
     Additional paid-in capital                                                         3,512,995                2,830,112
     (Deficit) accumulated                                                             (4,922,328)              (2,645,052)
     Foreign currency translation reserve                                                  36,119                        0
                                                                                  ---------------         ----------------

TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)                                                  (1,370,910)                  187,208
                                                                                  ---------------         ----------------

                                                                                  $     1,931,248         $      1,260,850
                                                                                  ===============         ================

PLEASE NOTE: ALL INFORMATION IN THE FINANCIAL STATEMENTS ON PAGES 35 TO 50 IS CURRENT AS AT 9TH APRIL 1998. THE FINANCIAL STATEMENTS HAVE NOT BEEN UPDATED FOR EVENTS SUBSEQUENT TO THAT DATE.

                  ASSOCIATED TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 Consolidated
                                                                                  Year ended
                                                                    12/31/97           12/31/96          12/31/95
                                                                --------------     --------------     ------------
Operating revenue                                               $    2,394,145     $      459,883     $          0
Cost of sales                                                       (1,479,866)          (358,118)               0
                                                                --------------     --------------     ------------
GROSS PROFIT                                                           914,279            101,765                0

Operating Expenses including R&D                                    (3,306,837)        (1,891,010)               0
                                                                --------------     --------------     ------------
Loss from Operations                                                (2,392,558)        (1,789,245)               0

Interest Expense, Net                                                  (75,927)           (84,547)               0

Loss from operations before income taxes                            (2,468,485)        (1,873,792)               0

Provision for income taxes                                                   0                  0                0
                                                                --------------     --------------     ------------

Loss before extraordinary item                                      (2,468,485)        (1,873,792)               0

Extraordinary item (Note 9)                                            191,209           (770,260)               0
                                                                --------------     --------------     ------------
LOSS FROM OPERATIONS BEFORE INCOME TAXES                            (2,277,276)        (2,644,052)               0
PROVISION FOR INCOME TAXES                                                   0                  0                0
                                                                --------------     --------------     ------------
NET INCOME (LOSS)                                               $   (2,277,276)    $   (2,644,052)    $          0
                                                                ==============     ==============     ============
INCOME (LOSS) PER COMMON SHARE
Net income (loss) before extraordinary item per
 weighted average common share outstanding - basic              $        (1.11)    $        (1.33)    $          0
                                                                ==============     ==============     ============


Net income (loss) after extraordinary items per
 weighted average common share outstanding - basic              $        (1.02)    $        (1.88)    $          0
                                                                ==============     ==============     ============

Weighted average number of common shares outstanding                 2,226,399          1,409,414        1,000,000
                                                                ==============     ==============     ============


PLEASE NOTE: ALL INFORMATION IN THE FINANCIAL STATEMENTS ON PAGES 35 TO 50 IS CURRENT AS AT 9TH APRIL 1998. THE FINANCIAL STATEMENTS HAVE NOT BEEN UPDATED FOR EVENTS SUBSEQUENT TO THAT DATE.

                  ASSOCIATED TECHNOLOGIES INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT) PERIOD FROM AUGUST 9, 1990 (DATE OF INCEPTION) TO DECEMBER 31, 1997


                                                                                   Additional
                                                            Common Stock             Paid                       Cumulative
                                                        Shares         Amount      In Capital     Reserves        Deficit
                                                     ------------   -----------   ------------   ----------   --------------
Stage
Balances at 8/9/90 (Date of Inception)                          0   $         0   $          0   $        0   $            0
  Issuance of common stock (restricted)
   at $.001 per share at                                1,000,000         1,000              0            0                0
Net loss for period                                             0             0              0            0           (1,000)
                                                     ------------   -----------   ------------   ----------   --------------
Balances at 12/31/90                                    1,000,000         1,000              0            0           (1,000)
Net income for year                                             0             0              0            0                0
                                                     ------------   -----------   ------------   ----------   --------------
Balances at 12/31/91                                    1,000,000         1,000              0            0           (1,000)
Net income for year                                             0             0              0            0                0
                                                     ------------   -----------   ------------   ----------   --------------
Balances at 12/31/92                                    1,000,000         1,000              0            0           (1,000)
Net income for year                                             0             0              0            0                0
                                                     ------------   -----------   ------------   ----------   --------------
Balances at 12/31/93                                    1,000,000         1,000              0            0           (1,000)
Net income for year                                             0             0              0            0                0
                                                     ------------   -----------   ------------   ----------   --------------
Balances at 12/31/94                                    1,000,000         1,000              0            0           (1,000)
Net income for year                                             0             0              0            0                0
                                                     ------------   -----------   ------------   ----------   --------------
Balances at 12/31/95                                    1,000,000         1,000              0            0           (1,000)
  Issuance of common stock (restricted)
   at $5.00 per share for cash at 1/10/96                  20,000            20         99,980            0                0
  Issuance of common stock (80,000 Regulation
   S and 100,000 restricted) at $0.001 per
   share to acquire subsidiary and associated
   inter-company debt at 6/28/96                          180,000           180              0            0                0
  Issuance of common stock (restricted)
   at $2.00 per share for expenses at 6/28/96             230,000           230        459,770            0                0
  Issuance of common stock (restricted)
   at $2.00 per share to retire debt at 9/30/96           270,000           270        539,730            0                0
  Issuance of common stock (Regulation S)
   at $4.50 per share to retire debt at 9/30/96           218,000           218        980,782            0                0
  Issuance of common stock (restricted)
   at $5.00 per share for prepaid expenses
   at 9/30/96                                             150,000           150        749,850            0                0
  Issuance of common stock (restricted)
   at $0.001 per share at 9/30/96                          80,000            80              0            0                0
Net loss for period                                             0             0              0            0       (2,644,052)
                                                     ------------   -----------   ------------   ----------   --------------
Balances at 12/31/96                                    2,148,000   $     2,148   $  2,830,112   $        0   $   (2,645,052)



PLEASE NOTE: ALL INFORMATION IN THE FINANCIAL STATEMENTS ON PAGES 35 TO 50 IS CURRENT AS AT 9TH APRIL 1998. THE FINANCIAL STATEMENTS HAVE NOT BEEN UPDATED FOR EVENTS SUBSEQUENT TO THAT DATE.

                  ASSOCIATED TECHNOLOGIES INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT) PERIOD FROM AUGUST 9, 1990 (DATE OF INCEPTION) TO DECEMBER 31, 1997



                                                                                   Additional
                                                            Common Stock             Paid                       Cumulative
                                                        Shares         Amount      In Capital     Reserves        Deficit
                                                     ------------   -----------   ------------   ----------   --------------
Issuance of common stock (Reg S)
 at $2 per share to retire debt at 6/30/97                 95,605            96        191,113            0                0
Issuance of common stock (Reg S)
 at $2 per share to retire debt at 6/30/97                 59,915            60        119,770            0                0
Options issued on March 10, 1997
 in connection with a loan of $300,000                          0             0         52,500            0                0
Options issued on June 3, 1997
 in  connection with a loan of $300,000                         0             0         67,500            0                0
Options originally issued in 1996
 but subsequently renegotiated in December 1997                 0             0         42,000            0                0
Options issued on December 22, 1997
 in connection with a loan of $400,000                          0             0        140,000            0                0
Options issued on December 31, 1997
 in connection with a loan of $200,000                          0             0         70,000            0                0
Foreign currency translation reserve                            0             0              0       36,119                0
Net loss for the period to 12/31/97                             0             0              0            0       (2,277,276)
                                                     ------------   -----------   ------------   ----------   --------------
                                                        2,303,520   $     2,304   $  3,512,995   $   36,119   $   (4,922,328)
                                                     ============   ===========   ============   ==========   ==============


PLEASE NOTE: ALL INFORMATION IN THE FINANCIAL STATEMENTS ON PAGES 35 TO 50 IS CURRENT AS AT 9TH APRIL 1998. THE FINANCIAL STATEMENTS HAVE NOT BEEN UPDATED FOR EVENTS SUBSEQUENT TO THAT DATE.

                  ASSOCIATED TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           Year Ended
                                            12/31/97         12/31/96       12/31/95
                                         --------------   --------------   ----------
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                                 $   (2,277,276)  $  (2,644,052)   $        0
  Adjustments to reconcile net (loss)
  to net cash required by operating
  activities:
      Profit on sale of fixed assets            (15,188)        (88,036)            0
      Depreciation                               59,946          32,237             0
      Amortization of goodwill                        0         845,012             0
      Amortization of debt discount             372,000               0             0
      Adjustment for Foreign Currency
       Translation                               36,119               0             0
      Provisions                                  7,389          12,617             0
      Gain on equity settlement of debt
       outstanding                             (191,209)              0             0
  Changes in assets and liabilities:
      Accounts receivable                      (149,001)       (202,039)            0
      Inventories                                 6,195         127,550             0
      Prepaid expense                           719,325        (758,376)            0
      Accounts payable                          323,104         142,547             0
      Accrued expenses                          371,430          14,702             0
  Deferred R & D Income                         867,875               0             0
                                         --------------   --------------   ----------
NET CASH REQUIRED BY
 OPERATING ACTIVITIES                           130,709       (2,517,838)           0
                                         --------------   --------------   ----------
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Proceeds from sale of fixed assets             26,083          713,797            0
  Purchases of Fixed Assets                     (67,618)         (18,752)           0
  Loan to related party                        (624,347)               0            0
  Cash acquired from subsidiaries                     0          147,939            0
                                         --------------   --------------   ----------
NET CASH PROVIDED BY
  INVESTING ACTIVITIES                         (665,882)         842,984            0
                                         --------------   --------------   ----------






PLEASE NOTE: ALL INFORMATION IN THE FINANCIAL STATEMENTS ON PAGES 35 TO 50 IS CURRENT AS AT 9TH APRIL 1998. THE FINANCIAL STATEMENTS HAVE NOT BEEN UPDATED FOR EVENTS SUBSEQUENT TO THAT DATE.

                  ASSOCIATED TECHNOLOGIES INC. AND SUBSIDIARIES

                                                           Year Ended
                                            12/31/97         12/31/96       12/31/95
                                         --------------   --------------   ----------
CASH FLOWS FROM FINANCING
ACTIVITIES
     Loan repayments - Bank              $            0   $     (657,307)  $        0
     Proceeds from sale of shares               502,248        2,831,260            0
     Loans - related parties                    627,528          500,321            0
     Loan repayments - related parties         (502,248)      (1,047,928)           0
     Other loans - repaid                      (681,562)               0            0
     Other loans - received                   1,215,000           66,562            0
                                         --------------   --------------   ----------
NET CASH PROVIDED (REQUIRED)
     BY FINANCING ACTIVITIES                  1,160,966        1,692,908            0
                                         --------------   --------------   ----------
NET INCREASE (DECREASE)
     IN CASH                                    625,793           18,054            0
CASH AT BEGINNING OF PERIOD                      18,054                0            0
                                         --------------   --------------   ----------
CASH AT END OF PERIOD                    $      643,847   $       18,054   $        0
                                         ==============   ==============   ==========

Cash Paid for Interest                   $       92,716   $       84,502   $        0
                                         ==============   ==============   ==========


PLEASE NOTE: ALL INFORMATION IN THE FINANCIAL STATEMENTS ON PAGES 35 TO 50 IS CURRENT AS AT 9TH APRIL 1998. THE FINANCIAL STATEMENTS HAVE NOT BEEN UPDATED FOR EVENTS SUBSEQUENT TO THAT DATE.

                  ASSOCIATED TECHNOLOGIES INC. AND SUBSIDIARIES

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

1.   Nature of the Business

     The Company was incorporated in Nevada on August 8, 1990 and was formed for the purpose of acquiring other businesses. The Company was re-incorporated in Delaware on October 16, 1997. The Company had no operations until June 1996 when it acquired the outstanding shares of Ogenic Technologies Pty Ltd, a Company in the Australian equivalent of Chapter 11 bankruptcy.

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred operating losses since its inception and has an accumulated deficit and working capital deficiency at December 31, 1997 of $4,922,328 and $2,107,376 respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan to continue operations for the next twelve months is principally based upon increased net sales combined with reduced expenditures and obtaining additional financing. However, there can be no assurance that the Company will obtain necessary financing to fund operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


2.   Statement of Accounting Policies

     The financial statements have been prepared on the basis of historical costs. The consolidated accounts of the Company include the operating results of subsidiaries from the date of acquisition. Inter-company transactions and associated gains or losses, are eliminated. The Company recognizes income and expense based on the accrual method of accounting. The following is a summary of the significant accounting policies adopted by the Company in the preparation of financial statements. Certain re-classifications have been made to prior years' financial statements to conform to the current presentation.

     a)   Revenue
          Operating revenue represents revenue earned from the sale of the group's and other manufactured products and project management and engineering services, net of returns, trade allowances and duties and taxes paid and revenue earned in regard to Research & Development contracts.

          All contracts which are on a fixed price basis are accounted for on the basis that revenue and associated expenses, are recognized in proportion to the progress of each contract when the following conditions are satisfied:

          -    Total contract revenues to be received can be reliably estimated.

          -    The costs to complete the contract can be reliably estimated.

          -    The stage of contract completion can be reliably determined.

          - The costs attributable to the contract to date can be clearly identified and can be compared with prior estimates.

                  ASSOCIATED TECHNOLOGIES INC. AND SUBSIDIARIES

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

     b)   Inventories
          With the exception of contract work in progress all inventories are valued at the lower of the cost or net realizable value. The cost of manufactured products includes direct materials, direct labor and an appropriate portion of variable and fixed overhead. Overhead is applied on the basis of normal operating capacity. Costs are assigned on the basis of weighted average.

     c)   Research & Development
          The company expenses costs associated with research and development as incurred.

     d)   Property, Plant and Equipment
          Property, plant and equipment are recorded at historical cost. Depreciation is calculated using the reducing balance method over the estimated useful lives of the assets, typically 3 to 10 years.

          The gain or loss of disposal of all fixed assets is determined as the difference between the net book value of the asset at the time of disposal and the proceeds of disposal.

     e)   Intangible Assets
          Intangible assets, consisting of goodwill arising on acquisition of subsidiaries is capitalized and written off over a maximum period of 7 years.

     f)   Income Tax
          The Company adopts a liability method of tax effect accounting whereby the income tax expense shown in the Profit & Loss Account is based on the operating profit before income tax adjusted for permanent differences.

          Timing differences (which arise due to the different accounting periods in which items of revenue and expense are included in the determination of operating profit before income tax and taxable income), are either recorded as a provision for deferred income tax or as an asset described as future income tax benefit at the rate of income tax applicable to the period in which the benefit will be received or the liability will become payable.

          Future income tax benefits in relation to tax losses are not recorded unless there is virtual certainly of realization of the benefit.

     g)   Foreign Currency
          Foreign currency transactions are translated into US currency at the rate of exchange at the date of the transaction. At balance sheet date amounts payable to and by the company in foreign currencies have been translated to US currency at rates of exchange at balance sheet date. Exchange differences relating to short term monetary items and long term monetary items of an indeterminate life are brought to account in the Profit & Loss Account when they arise.

                  ASSOCIATED TECHNOLOGIES INC. AND SUBSIDIARIES
                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

3.   Inventory

     Inventory at December 31, 1997 totaling $180,867 is composed of finished goods, raw materials and work in process of $15,790, $112,609 and $52,468 respectively. Inventory at December 31, 1996 totaling $187,062 is composed of raw materials and work in process of $115,947 and $71,115 respectively.


4.   Property, Plant and Equipment

                                                       December  31
                                             12/31/97              12/31/96
                                           -------------        -------------
       Plant and Equipment at cost              370,817              425,003
       Less accumulated depreciation           (258,698)            (309,661)
                                           ------------         ------------
                                                112,119              115,342
                                           ============         ============

5.   Deferred R&D Income

     Deferred R&D Income is the unearned portion of R&D fees received on a sub research contract with a total value of $1,637,500. At December 31, 1997, this contract was 47% completed and accordingly, that proportion of the income has been recorded against current year expenses. In 1998 it is expected that the corresponding expenses will be in the order of $300,000 and net income will be approximately $567,875.

6.   Notes Payable & Loans

     During 1997, the company received loans totaling $113,028 from First Sydney Capital Limited. $1,927 of the loan was repaid during the year (see below). The loan is repayable on demand and bears interest at 12%.

     On September 18, 1997, the Company issued a promissory note payable to First Sydney Capital of $500,000 due December 31, 1997 bearing interest of 10%. The note was modified as part of the Security Exchange Agreement between the Company and Virtual Music Entertainment, Inc. dated December 19, 1997 where by the note is to be converted into common stock of the company at a rate of one share per $2.50 of principal outstanding. Such conversion shall occur upon completion of the merger between the Company and Virtual Music Entertainment, Inc.

     During the fourth quarter of 1997, the Company issued $600,000 in promissory notes secured by the pledge of shares in the Company's subsidiary and a commitment to pledge shares acquired in Virtual Music Entertainment, Inc. The note bears interest at a rate of 10% and is payable the earlier of one year or upon the company obtaining additional financing. In conjunction with the note, the company issued 412,500 options to purchase the company's common stock for the lower of $2.00 or the average bid price for the company's shares for the three months ended June 30, 1998.

                  ASSOCIATED TECHNOLOGIES INC. AND SUBSIDIARIES

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997


     During 1996, the company received unsecured loans of $1,098,403 and $922,418 from related parties, bearing 12% and 0% interest respectively. $1,521,000 of these loans were exchanged for 488,000 shares of common stock during 1996. The balance outstanding at December 31, 1996 was $500,321. During 1997, the whole of this amount plus a further $1,927 was exchanged for 155,520 shares of common stock.

     During 1997, the company issued promissory notes for loans totaling $1,215,000 including $600,000 referred to above. These loans bore interest of between 0% and 10%. In addition, the company issued to these loan providers, various share options which are set out below in note 10. $600,000 of these loans were repaid during the year plus interest of $15,000.

     The company also repaid the balance of a short term loan for $66,562 outstanding at December 31, 1996.

7.   Leases and Commitments:

     The company has no capital or equipment leases.

     On September 2, 1996, the company entered into a five year real estate lease for manufacturing, storage and office space. The lease includes provision for fixed annual rental increases and provisions for escalation in charges for outgoings in regard to rates, taxes and other expenses.

     At December 31, 1997, the company has commitments in regard to the above real estate rental lease as follows:

                    1998                           $68,014
                    1999                           $69,532
                    2000                           $72,039
                    2001                           $48,262

8.   Income Taxes

     No provision for federal income taxes was recorded for year ended December 31, 1997 and 1996 due to the company's recurring operating losses.

     The deferred tax assets are as follows:

                                            1997                1996
              Net Operating loss        $   2,277,276       $   2,644,052
              Valuation allowance          (2,277,276)         (2,644,052)
                                        -------------       -------------
                                        $           0       $           0
                                        =============       =============

     Due to the uncertainty surrounding the realization of these favorable tax attributes in future years, the net deferred tax assets have been fully offset by a valuation allowance.

                  ASSOCIATED TECHNOLOGIES INC. AND SUBSIDIARIES

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997


9.   Extraordinary Item, Troubled Debt Restructuring:

     During 1997 and 1996 the company restructured the terms of various Notes and Accounts Payable. The terms of the restructuring called for the issuance of 155,520 shares of common stock in 1997 and 488,000 shares of common stock in 1996. These transactions resulted in an extraordinary gain in 1997 of $191,209.

     The extraordinary expense in 1996 is comprised of goodwill amortization expense of $845,012 attributable to the company's first acquisition and required under SEC reporting requirements for acquisitions by a shell company and $13,284 in expenses related to the subsidiary's former bankruptcy. The expense is offset by gains on the sales of assets of $88,036.

10.  Options

     a)   Incentive Stock Options Agreements

          On May 16, 1997, the Board approved the creation of the company's 1997 Stock Option Plan. The Stock Option Plan is for employees and Directors of the group. The Incentive Stock Option Plan provides for the grant to officers and employees of Company stock options which qualify as incentive stock options under the applicable provisions of the Internal Revenue Code. The maximum amount of shares which may be issued under this plan is 1,000,000 shares.

          The Plan provides that the exercise price of all options granted shall be at least equal to the fair market value of the Company's shares as of the date on which the grant is made. The term of the options issued under the plan cannot exceed ten years. With respect to incentive stock options granted to a participant owning more than 10% of the Company' shares, the exercise price shall be at least 110% of the fair market value of the Company's stock on the date of the grant.

     b)   Non Qualified Stock Option Agreements

          i) On March 10, 1997, the Board of Directors approved a non qualified stock option agreement in connection with a promissory note. The agreement grants the option to purchase 120,000 shares of the Company's common stock at a price of $2.50 per share. This non qualified option agreement expires on March 7, 2002.

          ii) On June 3, 1997, the Board of Directors approved a non qualified stock option agreement in connection with a promissory note. The agreement grants the option to purchase 205,000 shares of the Company's common stock at a price of $2.00 per share. This non qualified option agreement expires on June 3, 2002.

          iii) On December 16, 1997, the Board of Directors re-negotiated and approved a non qualified stock option agreement in connection with services provided in obtaining certain promissory notes. The agreement grants the option to purchase 80,000 shares of the Company's common stock at a price of $2.50 per share. This non qualified option agreement expires on July 1, 2002.

                  ASSOCIATED TECHNOLOGIES INC. AND SUBSIDIARIES

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997


          iv) On December 22, 1997, the Board of Directors approved a non qualified stock option agreement in connection with a promissory note. The agreement grants the option to purchase 275,000 shares of the Company's common stock at a price which is the lower of $2.00 or the daily average closing bid price in the quarter to June 1998. This non qualified option agreement expires on December 31, 2003.

          v) On December 31, 1997, the Board of Directors approved a non qualified stock option agreement in connection with a promissory note. The agreement grants the option to purchase 137,500 shares of the Company's common stock at a price which is the lower of $2.00 or the daily average closing bid price in the quarter to June 1998. This non qualified option agreement expires on December 31, 2003.

     c)   Supplemental Disclosures for Stock-Based Compensation

          The Company applies APB Option No. 25 and related Interpretations in accounting for its Employee Stock Based Incentive Plans. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), issued in 1995, defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to apply the accounting provisions of APB Opinion No. 25 for stock options. The required disclosures under SFAS No. 123 are made below:

          A summary of the Company's stock option activity for the year ended December 31, 1997 is as follows:

                                                                Weighted                       Weighted
                                                Incentive       Average       Nonqualified       Average
                                              Stock Options   Exercise Price  Stock Options  Exercise Price
                                             --------------   --------------  -------------  --------------
          Outstanding at December 31, 1996                0        $0.00            80,000          $2.00
          Issued in 1997                          1,000,000        $2.00           737,500          $2.12
          Expired in 1997                                 0        $0.00                 0          $0.00
          Exercised in 1997                               0        $0.00                 0          $0.00
                                             --------------   --------------  -------------  --------------

          Outstanding at December 31,  1997       1,000,000        $2.00           817,500          $2.12

          Summarized information about stock options outstanding at December 31, 1997 is as follows:

                                               Weighted                             Exercisable
                                               Average         Weighted                       Weighted
                             Number of        Remaining        Average                         Average
             Range of         Options        Contractual       Exercise       Number of       Exercise
          Exercise Prices   Outstanding     Life (years)        Price          Options          Price
          ---------------   -----------   --------------    ------------    ------------    -----------
              $2.00          1,000,000           4.3          $2.00           409,000          $2.00
          $2.00 to $2.50       517,500           4.8          $2.12           817,500          $2.12

                  ASSOCIATED TECHNOLOGIES INC. AND SUBSIDIARIES

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

     In October 1995, FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principals Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123.

     The Company has computed the pro forma disclosures required by SFAS No. 123 for all employee and director stock options and warrants granted after January 1, 1995, using the Black-Scholes option pricing model prescribed by SFAS 123. The weighted average assumptions used are as follows:

                                                      DECEMBER 31, 1997
              Risk free rate                                         6%
              Expected dividend yield                                0
              Expected lives                                  1.6 years
              Expected volatility                                    0%


     Had the options issued to employees and directors above been brought to account, the effect on the reported results would have been as follows:-


                                                           Year Ended
                                                     December 31, 1997
              Net (Loss):
                    As reported                           ($2,277,276)
                    Pro forma                              (2,353,450)
              Net (loss) per share:
                    As reported                                ($1.02)
                    Pro forma                                  ($1.06)


     The company has charged to operating expense in 1997 $372,000 related to the issuance of options to third parties as follows:-

     a)   $302,000  where  options  have  been  issued  in  connection   with  a
          promissory note, by reference to a risk adjusted interest rate of 45% on the amount outstanding over the period of the note.

     b) $70,000 where options have been issued to third parties in relation to the obtaining of promissory notes, by reference to an estimated investment banking fee of 7% of the promissory note received.

                  ASSOCIATED TECHNOLOGIES INC. AND SUBSIDIARIES

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997


11.    Related Party Transactions

     a) During the year, the Company was engaged in the following transactions with First Sydney Capital Limited or associated entities. Mr. Gallagher and Mr. McDowall, directors and officers of the Company, are major shareholders in First Sydney Capital Limited.

          i) In June 1997, a loan of $382,418 owing by the company to Project & General Finance Pty Ltd, a company affiliated with First Sydney, was converted into 95,605 shares of the company's common stock:

          ii) Following the successful completion of the R&D subcontract agreement for $1.6m in June 1997, the Company paid a success fee to First Sydney Capital Limited of $81,220.

          iii) Associated Technologies Inc. received loans from First Sydney Investments Pty Ltd. Outstanding loan balances including accrued interest comprise two parts:

               A)   Repayable on demand and bearing interest at 12% (unsecured)        $ 111,101

               B)   Repayable on December  31, 1997 and bearing  interest at 10%
                    (unsecured). This promissory note is convertible into shares at $2.50  per  share as a result  of a  securities  exchange
                    agreement   dated   December  19,  1997                              514,500
                                                                                       ---------
                                                                                       $ 625,601
                                                                                       =========

          iv) A loan payable to an affiliate of First Sydney was retired in exchange for 59,915 shares of common stock with a market value of $119,830.

          v) The Company has a contract with First Sydney to provide certain investment banking services at a rate of $75,000 per year plus expenses of which $37,500 has been accrued in the accounts.

     b) During the year, the Company retained the services of Bourne Griffiths, Chartered Accountants, a practice in which Paul Rengel, a Director of the Company's primary subsidiary, has an interest. Fees for accounting and taxation services on a normal commercial bases were $17,391 (including Directors remuneration of $13,000).

     c) Included in the operating expenses for the year ended December 31, 1997 and prepaid assets at December 31, 1996, was an amount of $750,000 being the value of shares issued by the company to Business and Research Management Limited (a company in which Alan Gallagher was a Director) for certain investment banking services.

                  ASSOCIATED TECHNOLOGIES INC. AND SUBSIDIARIES

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997



12.  Subsequent Event

     On January 6, 1998, the company entered into a Merger Agreement and associated Securities and Exchange Agreement for the acquisition of Virtual Music Entertainment Inc.

     On December 19, 1997, the Company entered into a Securities Exchange Agreement with Virtual Music Entertainment Inc. (VME) and VME Senior Secured Debt holders. In accordance with the terms of the Security Exchange Agreement, the Company will issue 3,144,962 shares of common stock in exchange for all of the VME Common Stock, Series D and Series E Convertible Preferred Stock and the VME Senior Secured Debt outstanding, including accrued interest at December 19, 1997. In addition, the Security Exchange Agreement provides for the conversion of a promissory notes issued by the Company to First Sydney Investments Pty Ltd, a related party, into 220,000 shares of the Company's common stock. The initial exchange of securities occurred on January 8, 1998 at which time VME security holders controlled more than 50% of the issued and outstanding shares of the Company. The balance of the exchange is expected to be completed upon issuance of a private placement memorandum or similar document. The completion date is expected to be approximately April 30, 1998.

     In anticipation of the merger, the Company advanced $610,000 in the form of promissory notes of $500,000, $50,000 and $60,000 to Virtual Music Entertainment Inc. The balance at December 31, 1997 was $624,347 inclusive of accrued interest.

     On January 31, 1998, the company acquired 100% of the share capital of CGI Syndicated Investments Pty Ltd, a dormant company. CGI has since entered into a joint venture agreement with Elderberry Holdings Pty Ltd, pursuant to the proposed R&D syndication agreement with Ogenic Technologies Pty Ltd. CGI Syndicated Investments Pty Ltd will provide 10% of the funding for this R&D syndication with the balance being provided by Elderberry Holdings Pty Ltd. It is expected that CGI Syndicated Investments Pty Ltd's funds will be forthcoming from internally generated sources.